Form 10QSB
period 1998-06-30
RESOURCE BANKSHARES CORP
filed 1998-08-13
CIK 1065002

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998


                      Commission File Number: 000-24561


                       RESOURCE BANKSHARES CORPORATION
      (Exact name of small business issuer as specified in its charter)

               Virginia                                54-1904386
       (State or other jurisdiction of      I.R.S. Employer Identification No.
        incorporation or organization)

                3720 Virginia Beach Blvd., Va. Beach, VA.23452
                   (Address of principal executive offices)

                                (757) 463-2265
                          Issuer's telephone number


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or of such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X         No ___


At June 30, 1998, 2,453,380 shares of Resource Bankshares Corporation's common stock, $1.50 par value, were outstanding.

Traditional small business disclosure format:   Yes___    No   X

                       RESOURCE BANKSHARES CORPORATION
                                 FORM 10-QSB
                                JUNE 30, 1998

                                    INDEX

PART I.  FINANCIAL INFORMATION

            Item 1                                                   Financial Statements
                        Balance Sheets as of June 30, 1998
                        and December 31, 1997                                    3

                        Statements of Income for the periods
                        ended June 30, 1998 and 1997                             4

                        Statements of Cash Flows for the
                        periods ended June 30, 1998 and 1997                     5

                        Statements of Stockholder's Equity for the
                        the period ended June 30, 1998                           6

                        Notes to Financial Statements                        7 - 9

            Item 2      Management's Discussion and Analysis or
                        Plan of Operations                                 10 - 14

PART II. OTHER INFORMATION

            Item 1      Legal Proceedings                                       15

            Item 2      Changes in Securities                                   15

            Item 4      Submission of Matters to a Vote of
                        Security Holders                                        16

            Item 5      Other Information                                  16 - 17

            Item 6      Exhibits and Reports on Form 8-K                        17

                        SIGNATURES                                              18


PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

RESOURCE BANKSHARES CORPORATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED)                 June 30     December 31
                                                           1998           1997
                                                           ----           ----
                                                         (Dollars in Thousands)
ASSETS
Cash and due from banks                                 $   3,912     $   2,612
Interest bearing deposits with banks                       18,169         9,679
Federal funds sold                                           --           1,920
Funds advanced in settlement of mortgage loans             42,105        23,744
Securities available for sale                              10,095        12,432
Securities held to maturity                                 2,006         2,742
Loans, net of unearned income:
  Commercial                                               67,598        50,713
  Real estate - construction                               45,181        37,626
  Commercial real estate                                   11,598         9,016
  Residential real estate                                  41,706        49,416
  Installment and consumer loans                            5,579         3,819
                                                      -----------   -----------
TOTAL LOANS                                               171,662       150,590
  Allowance for loan losses                                (2,600)       (2,573)
                                                      -----------   -----------
NET LOANS                                                 169,062       148,017

Other real estate owned                                       488           684
Premises and equipment                                      3,320         3,237
Other assets                                                2,821         2,701
Accrued interest                                            1,559         1,562
                                                      -----------   -----------
                                                        $ 253,537     $ 209,330
                                                     ============  ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Non-interest bearing                                  $  14,786     $  11,493
  Interest bearing                                        202,180       158,015
                                                      -----------   -----------
TOTAL DEPOSITS                                            216,966       169,508

FHLB advances                                              15,500        20,950
Other liabilities                                           3,765         2,661
Accrued interest                                              742           609
                                                      -----------   -----------
TOTAL LIABILITIES                                         236,973       193,728
                                                      -----------   -----------
STOCKHOLDERS' EQUITY
 Common stock, par value $1.50 a share
  Shares authorized: 6,666,666
  Shares issued and outstanding: 2,453,380
                                                            3,680         3,680
 Additional paid-in capital                                10,769        10,769
 Retained earnings                                          2,059           856
 Accumulated other comprehensive income                        56           297
                                                      -----------   -----------
                                                           16,564        15,602
                                                      -----------   -----------
                                                        $ 253,537     $ 209,330
                                                     ============  ============


See notes to consolidated financial statements.


RESOURCE BANKSHARES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS                        Three months ended                             Six months ended
(UNAUDITED)                                                        June 30                                       June 30
                                                        ------------------------------               ----------------------------
                                                        1998                      1997                  1998                 1997
                                                        ----                      ----                  ----                 ----
                                                                                  (Dollars in Thousands)
Interest income:
 Interest and fees on loans                             $3,758                  $1,996                $7,305               $3,828
 Interest on investment securities                         299                     292                   605                  583
 Interest on funds advanced                              1,334                     219                 2,106                  378
 Interest on federal funds sold                             20                      10                    26                   35
                                                 -------------             -----------         -------------        -------------
     Total interest income                               5,411                   2,517                10,042                4,824
                                                 -------------             -----------         -------------        -------------
Interest expense:
 Interest on deposits                                    2,740                   1,302                 5,057                2,559
 Interest on short-term borrowings                         466                      32                   729                   45
                                                 -------------             -----------         -------------        -------------
     Total interest expense                              3,206                   1,334                 5,786                2,604
                                                 -------------             -----------         -------------        -------------

     Net interest income                                 2,205                   1,183                 4,256                2,220

Provision for loan losses                                   -                       30                   125                   45
                                                 -------------             -----------         -------------        -------------
     Net interest income after
      provision for loan losses                          2,205                   1,153                 4,131                2,175
                                                 -------------             -----------         -------------        -------------
Noninterest income:
  Mortgage banking income                                2,193                     887                 4,297                1,601
  Service charges                                          182                      76                   340                  145
  Gain on sale of foreclosed property                       -                       -                      2                   -
                                                 -------------              ----------         -------------        -------------
                                                         2,375                     963                 4,639                1,746
                                                --------------             ----------          -------------        -------------
Noninterest expense:
  Salaries and employee benefits                         1,945                     929                 3,806                1,742
  Occupancy expenses                                       257                     129                   529                  248
  Depreciation and equipment maintenance                   200                     110                   362                  208
  Stationery and supplies                                   90                      41                   164                   70
  Marketing and business development                        95                      48                   171                   82
  Professional fees                                         43                      24                    75                   38
  Outside computer services                                155                      42                   304                   85
  Provision for funds advanced                             133                                           259
  FDIC insurance                                            14                       4                    24                    6
  Expenses associated with other real estate                 3                       8                     3                    9
  Other                                                    484                     124                   770                  220
                                                  -------------             -----------         -------------        -------------
                                                         3,419                   1,459                 6,467                2,708
                                                  -------------             -----------         -------------        -------------
Income before income tax                                 1,161                     657                 2,303                1,213

Income tax                                                 406                     223                   806                  412
                                                  -------------             -----------         -------------        -------------
Net income                                                $755                    $434                $1,497                 $801
                                                      =========              ==========              ========            =========
Basic earnings per common share (Note 5)                 $0.31                   $0.22                 $0.61                $0.41
                                                      =========               ==========             ========            =========
Diluted earnings per common share (Note 5)               $0.28                   $0.21                 $0.55                $0.38
                                                      =========                ==========            ========            =========
See notes to consolidated financial statements.

RESOURCE BANKSHARES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                     Six months ended
                                                                            June 30                 June 30
Operating activities                                                          1998                    1997
                                                                            -------                 -------
                                                                                 (Dollars in thousands)
  Net income                                                                 $1,497                    $801
  Adjustments to reconcile to net cash
   used by operating activities:
   Provision for losses on loans and other real estate owned                    125                      45
   Depreciation and amortization                                                151                     110
   Gain on sale of investments                                                                           (3)
   Amortization of investment securities
     premiums, net of discounts                                                  44                      10
   Gain on sale of other real estate owned                                       (2)                      -
   Loss on premises and equipment                                                 7                       6
   Deferred loan origination fees, net of costs                                 (70)                    (35)
   Changes in:
    Funds advanced in settlement of mortgage loans                          (18,360)                   (106)
    Interest receivable                                                         (72)                     (1)
    Interest payable                                                            134                      36
    Other assets                                                                 72                    (664)
    Other liabilities                                                         1,104                     818
                                                                  -----------------       -----------------
     Net cash used operating activities                                     (15,370)                  1,017

Investing activities:
  Proceeds from sales and maturities of
    available-for-sale securities                                             3,358                   1,184
  Proceeds from maturities of
    held-to-maturity securities                                                 705                       -
  Purchases of available-for-sale securities                                 (1,397)                   (551)
  Loan originations, net of principal repayments                            (20,900)                 (7,615)
  Purchases of premises, equipment and other assets                            (238)                   (296)
                                                                  -----------------       -----------------
     Net cash used investing activities                                     (18,472)                 (7,278)

Financing activities:
  Cash dividends declared                                                      (294)                      -
  Repayments from FHLB advances                                              (5,450)                 (5,636)
  Net increase in demand deposits,
    NOW accounts and savings accounts                                         4,352                   3,292
  Net increase in certificates of deposit                                    43,105                   9,346
                                                                  -----------------       -----------------
     Net cash provided by financing activities                               41,713                   7,002

Increase in cash and cash equivalents                                         7,871                     741
Cash and cash equivalents at beginning of period                             13,210                   4,133
                                                                  -----------------       -----------------
Cash and cash equivalents at end of period                                  $21,081                  $4,874
                                                                        ===========             ===========
Supplemental schedules and disclosures of cash flow information:

  Cash paid for:
    Interest on deposits and other borrowings                                $5,653                  $2,068
                                                                        ===========             ===========
Schedule of noncash investment activities:
    Foreclosed real estate                                                    ($509)                   $245
                                                                         ==========             ===========
See notes to consolidated financial statements.


RESOURCE BANKSHARES CORPORATION
STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

Six Months Ended June 30, 1998
                                                                                      Additional
                                                                 Common Stock           Paid-in                  Retained
                                         Shares                        Amount           Capital                  Earnings
                                           (A)
                                   .................................................................................................
                                                                      (DOLLARS IN THOUSANDS)
Balance, December 31, 1997             2,453,380                      $3,680             $10,789                    $856


Comprehensive income                        -                                              -                       1,497


Cash dividend declared
     $ .06 per share  (A)                   -                                              -                        (147)


Cash dividend declared
     $ .06 per share (A)                    -                                              -                        (147)


                                   -------------------------------------------------------------------------------------------------

Balance, June 30, 1998                  2,453,380                      $3,680             $10,789                 $2,059
                                   =================================================================================================


                                                Other
                                            Comprehensive
                                               Income                                      Total

                                .................................................................
Balance, December 31, 1997                      $296                                     $15,601


Comprehensive income                            (240)                                      1,257

Cash dividend declared
     $ .06 per share  (A)                                                                   (147)

     $ .06 per share (A)                                                                    (147)

                                -----------------------------------------------------------------

Balance, June 30, 1998                           $56                                     $16,564
                                =================================================================



See notes to consolidated financial statements.

                       RESOURCE BANKSHARES CORPORATION

                        NOTES TO FINANCIAL STATEMENTS
                                JUNE 30, 1998
                                 (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE DATA)

Organization and Summary of Significant Accounting Policies

(1)  GENERAL

Resource Bankshares Corporation, A Virginia Corporation (the "Company"), was incorporated under the laws of the Commonwealth of Virginia on February 4, 1998, primarily to serve as a holding company for Resource Bank (the "Bank"). All requisite regulatory approvals and the satisfaction of all other conditions to the Reorganization have been completed. The Reorganization was effective on July 1, 1998. The financial statements reflect the financial position, results of operations, and cash flows of the Bank, as the formation of the holding company was consummated after the end of the quarter ending June 30, 1998.

On July 1, 1998, the effective date of the Reorganization, all Resource Bank common stock, $3.00 par value (the "Bank Stock") was converted to the common stock, $1.50 par value, of Resource Bankshares Corporation (the "Holding Company Common Stock") on a two share for one share exchange basis, making the Bank a wholly owned subsidiary of the Holding Company (the "Reorganization"). In order to effect the Reorganization, the Holding Company issued approximately 2,453,380 shares of common stock. Accordingly, the average number of shares outstanding and per share amounts for earnings, dividends declared, and book value have been restated for all periods presented to give affect to the conversion.

The financial statements conform to generally accepted accounting principles and to general banking industry practices. The interim period financial statements are unaudited; however, in the opinion of management, all adjustments in the normal recurring nature which are necessary for a fair presentation of the financial statements included herein have been reflected in the financial statements. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

(2)  CASH AND CASH EQUIVALENTS

For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, interest-bearing deposits, and federal funds sold.

(3)  SECURITIES

The amortized costs, gross unrealized gains, gross unrealized losses, and fair values for securities at June 30, 1998, are shown in the table below.

(3)  CONTINUED
                                          Gross       Gross
                              Amortized   Unrealized  Unrealized  Fair
Available-for-Sale:           Costs       Gains       Losses      Values
------------------            ---------- ------------ ------------------


U.S. Government Agencies       $ 8,255     $86                     $8,341
Other securities                 1,599                              1,599
Corporate securities               155                                155
--------------------------------------------------------------------------
TOTALS                         $10,009     $86                    $10,095
--------------------------------------------------------------------------


                                          Gross       Gross
                              Amortized   Unrealized  Unrealized    Fair
Held-to-Maturity:             Costs       Gains       Losses        Values
------------------            ---------- ------------ ----------------------


U.S. Government and agency
      securities              $1,261                        $3      $1,258

Municipal securities                     745                          745
--------------------------------------------------------------------------
TOTALS                        $2,006                        $3      $2,003
--------------------------------------------------------------------------


(4)  ALLOWANCE FOR LOAN LOSSES

      Changes in the allowance for loan losses are as follows:

      Balance as of January 1, 1998             $2,573

      Provision for loan losses                    125

      Loans charged off                           (155)

      Recoveries                                    57
                                              --------
      Balance at June 30, 1998                  $2,600
                                              ========

(5)  NET INCOME PER SHARE

      The Bank adopted Financial Accounting Standards Board (FASB) Statement No. 128, Earnings Per Share, on December 31, 1997. This statement established standards for computing and presenting earnings per shares
(EPS). This statement supersedes standards previous set in APB Opinion No. 15, Earnings Per Share. FASB No. 128 requires dual presentation of basic and diluted EPS on the face of the income statement, and it requires a reconciliation of the numerator and denominator of the diluted EPS computation. This Statement is effective for financial statements

(5)  CONTINUED

issued for periods after December 15, 1997. In accordance with the requirements of this Statement, all prior period EPS have been restated to reflect the change in reporting requirements.

      Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised, converted into common stock or resulted in the issuance of common stock that then shares in the earnings of the entity. The average number of basic shares outstanding for the six months ended June 30, 1998 and 1997 were 2,453,380 and 1,935,748, respectively. The diluted average number of shares for the six months ended June 30, 1998 and 1997 were 2,719,110 and 2,116,766, respectively.


(6) COMPREHENSIVE INCOME

Comprehensive income for the six months ended June 30, 1998 is as follows:

            Net income                    $ 1,497

            Other comprehensive
              income, net of
              taxes of $ 22,339           $  (240)
                                          -------
            Comprehensive income          $ 1,257

Other comprehensive income consists only of unrealized gains or losses on available for sale securities as illustrated below:

                                          Accumulated other
                                          Comprehensive income

            Beginning balance                $ 296

            Current period unrealized loss    (240)
                                         --------------
            Ending balance                      56

No reclassification adjustment was necessary as no realized gains or losses were included in net income for the period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE DATA)

      On June 9, 1998, the shareholders approved an Agreement and Plan of Reorganization, dated April 10, 1998, as amended (the Agreement), relating to the formation of a bank holding company structure with Resource Bankshares Corporation (hereinafter referred to as "the Company") serving as the holding company of the Bank. This transaction was consummated on July 1, 1998, and accordingly, financial information for the period ended June 30, 1998, contained herein, only reflects the operations of the Bank. For further discussion on the holding company formation, the reader is directed to refer to Part II, Item 5 herein below.

            In addition to historical information, the following discussion contains forward looking statements that are subject to risks and uncertainties that could cause the Bank's actual results to differ materially from those anticipated. These forward looking statements include, but are not limited to, the effect of increasing interest rates on the Bank's profitability and the adequacy of the Bank's allowance for future loan losses. Several factors, including the local and national economy and the demand for residential mortgage loans and the adequacy of the Bank's Year 2000 compliance, may adversely affect the Bank's ability to achieve the expected results. Readers are cautioned not to place undue reliance on these forward looking statements, which reflect management's analysis only as of the date of this Report.

      On December 1, 1997, the Bank acquired Eastern American Bank, FSB, ("Eastern American") in a business combination accounted for under the purchase method of accounting, whereby the purchase price has been allocated to the underlying assets acquired and liabilities assumed based on their respective fair values at the time of acquisition. In an exchange of common shares, the Bank acquired $66,514 in assets (including cash of $12,539), $8,082 in net loans, and assumed $52,844 in deposit liabilities. Accordingly, these acquired assets and liabilities contributed to the growth in total assets and liabilities of the Bank for the six months ended June 30, 1998. The Bank's six months results include results of operations from Eastern American Bank for the six months ended June 30, 1998.

      Total assets at June 30, 1998 were $253,537, up 21.1% from $209,330 at December 31, 1997, reflecting growth in loans. The principal components of the Bank's assets at the end of the period were $12,101 in securities, $22,081 in cash and cash equivalents, $42,105 in funds advanced in settlement of mortgage loans and $169,062 in net loans. During the six month period, gross loans increased 14.0% or $21,072. The Bank's lending activities are a principal source of income.

      Total liabilities at June 30, 1998 were $236,973, up from $193,728 at December 31, 1997, with the increase almost entirely represented by $47,458 or 28.0% growth in deposits. Non-interest bearing demand deposits increased $3,293 or 28.7% and represented 6.9% of total deposit growth. The Bank's deposits are provided by individuals and businesses located within the communities served as well as the national market.

      Total shareholders' equity at June 30, 1998 was $16,564. At December 31, 1997, total shareholder's equity was $15,602.

      The Bank had net income of $1,497 for the six months ended June 30, 1998 compared with net income of $801 for the comparable period in 1997, an increase of 86.9%. During the second quarter, net income increased to $755 or 74.0% over the same period in 1997.

      Profitability as measured by the Bank's return on average assets (ROA) was 1.2% for the six months ended June 30, 1998, down .2% from the same period of 1997. A key indicator of performance, the return on average equity (ROE) was 19.3% and 17.9% for June 30, 1998 and 1997, respectively.

      Net interest income represents a principal source of earnings for the Bank. The first component is the loan portfolio. Making sound loans that will increase the Bank's net interest margin is the first priority of management. The second component is gathering core deposits to match fund the loan production. The Bank also uses electronic funding of deposits and Federal Home Loan Bank ("FHLB") advances to fund loan growth either for asset and liability management purposes or for a less expensive source of funds.

      Net interest income, before provision for loan losses, increased from $2,220 for the six months ended June 30, 1997 to $4,255 for the same period in 1998. During the second quarter, net interest income increased from $1,183 in 1997 to $2,204 in 1998.

      Non-interest income increased from $1,746 for the six months ended June 30, 1997 to $4,639 for the same period in 1998. During the second quarter, non-interest income increased from $963 in 1997 to $2,376 in 1998. This increase was primarily from income derived from mortgage banking operations. The general decline in interest rates, which began in 1995 and continued through the second quarter of 1998, was a factor in the increase of mortgage banking income. For the six months ended June 30, 1998, the Bank had an increase in mortgage banking income of 168.4% or $2,696 to $4,297 over the same period of 1997. During the second quarter of 1998, mortgage banking income increased 147.2% or $1,306 to $2,193 over the same period in 1997. Because of the uncertainty of future loan origination volume and the future level of interest rates, there can be no assurance that the Bank will realize the same level of mortgage banking income in future periods. Other non-interest income consists of service charges. This increase of 134.5% to $340 for the period ended June 30, 1998 was primarily attributable to service charges on deposit accounts which increased with the addition of Eastern American.

      For the six months ended June 30, 1998, the Bank had an increase in non-interest expense of $3,759 or 138.8% over the same period in 1997. During the second quarter of 1998, non-interest expense increased $1,960 or 134.3% over the same period in 1997. All areas of non-interest expense were affected by the increased volume in the mortgage banking operations and the merger with Eastern American. The largest component of non-interest expense, salaries and employee benefits which represents 58.9% of total non-interest expense, increased 118.4% to $3,806 for the six months ended June 30, 1998 over the same period in 1997. Occupancy expense increased by 113.3% to $529, depreciation and equipment maintenance increased by 74.0% to $362, stationery and office supplies increased by 134.3% to $164, marketing and business development increased by 108.5% to $171 and outside computer services increased by 257.7% to $304 for the six months ended June 30, 1998 over the same period in 1997.

      Funds are advanced in settlement of mortgage loans originated on behalf of investor banks. Mortgage banking income is recognized when the related mortgage is transferred to the investor bank. Based on the increased volume, market conditions and the changes thereto that could prompt potential losses, management made a provision for funds advanced of $259 during the six months ended June 30, 1998 and had no such provision during the same period of 1997.

      In establishing the allowance for loan losses, management considers a number of factors, including loan asset quality, related collateral and economic conditions prevailing during the loan's repayment. In its loan policies, management emphasizes the borrower's ability to service the debt, the borrower's general creditworthiness and the quality of collateral. The allowance for loan losses as a percentage of quarter-end loans at June 30 was 1.5% and 1.2% for 1998 and 1997, respectively. A provision for loan losses of $125 and $45 was provided during the six months ended June 30, 1998 and 1997, respectively.

      While the Bank believes it has sufficient allowance for its existing portfolio, there can be no assurances that an additional allowance for losses on existing loans may not be necessary in the future, particularly if the economy worsens.

      At June 30, 1998, the Bank had $734 in non-accrual loans and $853 of loans past due 90 days or more that are still accruing. Management believes losses, if any, will be minimal. Loans are generally placed in nonaccrual status when the collection of principal and interest is 90 days or more past due, unless the obligation is both well-secured and in the process of collection.

      Liquidity represents the institution's ability to meet present and future financial obligations. Liquid assets include cash, interest bearing deposits with banks, federal funds sold, investments and loans maturing within one year. The Bank's funding requirements are supplied from a range of traditional sources, including various types of demand deposits, money market accounts, certificates of deposit and short-term borrowings. Federal Home Loan Bank ("FHLB") advances are utilized as funding sources by the Bank. At June 30, 1998, there were $15,500 in FHLB advances outstanding. At June 30, 1997, $1,600 in advances were outstanding. The Bank has a warehouse line of credit collateralized by first mortgage loans amounting to $50,000 which expires December 2, 1998. Also available is a variable rate line of credit on which the Bank may borrow up to $9,200. This arrangement expires November 3, 1998, and can be prepaid at anytime by the Bank. At June 30, 1998, the Bank had outstanding $2,200 in warehouse advances and $13,300 outstanding in other advances. At June 30, 1997, $1,600 was outstanding in other advances. The Bank did not sell federal funds sold to correspondent institutions on June 30, 1998 but sold $825 at June 30, 1997.

      Management seeks to ensure adequate liquidity to fund loans and meet the Bank's financial requirements and opportunities. To provide liquidity for current, ongoing and unanticipated needs, the Bank maintains short-term interest bearing certificates of deposits, federal funds sold, and a portfolio of debt securities. The Bank also structures and monitors the flow of funds from debt securities and from maturing loans. As securities are generally purchased to provide a source of liquidity, most are classified as securities available-for-sale when purchased. Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a net amount in a separate component of stockholders' equity until realized. Securities are composed primarily of governmental or quasi-governmental agencies.

      The Bank's financial position at June 30, 1998 reflects liquidity and capital levels currently adequate to fund anticipated future business expansion. Capital ratios are in excess of required regulatory minimums for a well capitalized institution. The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance, and changing competitive conditions and economic forces. The adequacy of the Company's capital is reviewed by management on an ongoing basis. Management seeks to maintain a capital structure that will assure an adequate level of capital to support anticipated asset growth and to absorb potential losses.

      The capital adequacy standards are based on an established minimum for Risk-Based Capital, Tier 1 Risk-Based Capital and the Tier 1 Leverage Ratio.

      The following table summarizes the Bank's regulatory capital ratios at June 30, 1998.
                                 Required Ratio       Actual Ratio

            Tier 1 risk-based       4.00%             7.88%

            Total risk-based        8.00%             9.13%

            Tier 1 leverage         4.00 to 5.00%     6.24%

      The Bank is in full compliance with all relevant regulatory capital requirements.

      The effect of changing prices on financial institutions is typically different from other industries as the Bank's assets and liabilities are monetary in nature. Interest rates are significantly impacted by inflation, but neither the timing nor the magnitude of the changes are directly related to price level indices. Impacts of inflation on interest rates, loan demand and deposits are reflected in the financial statements. The mortgage banking operations provide somewhat of a natural interest rate hedge, in that the Bank is interest rate sensitive in the six-month period. When interest rates decline, the Bank's earnings will be negatively impacted in the six-month period but the mortgage operation's volume will increase. The reverse will happen in rising interest rate markets.

          Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000. The Year 2000 issue affects virtually all companies and organizations.

      In July 1996, the Bank began the examination and resolution of the Year 2000 issue by appointing a project manager and advising the Board of Directors of the potential impact on the Bank's ability to do business if the Year 2000 issue is not resolved. The project manager prepared an action plan, risk analysis and inventory of Year 2000 related issues in compliance with a directive issued by the Federal Reserve. The project manager continues to add items to the inventory. Estimated completion of user testing of all high and moderate risk items is the first quarter of 1999, with a contingency plan for each item to be in place. In late 1997, the Bank upgraded or replaced software and hardware in conjunction with an internally financed change in data processors. The current data processor is certified to be Year 2000 compliant and user testing will begin during the third quarter of 1998.

      The Board of Directors receives periodic updates, which include the status and estimated completion dates of each item on the inventory. A failure to become Year 2000 compliant could disrupt the Bank's operating results and financial condition; therefore, progress is being closely monitored both internally by management and the Board of Directors, and externally by regulators.




PART II -   OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

         There are no material pending legal proceedings to which the Bank is a party or of which the property of the Bank is subject.


ITEM 2.     CHANGES IN SECURITIES

      Prior to the Bank's current management assuming office, the Bank had accumulated a significant deficit. The Bank was prohibited from paying dividends under Virginia banking law until it had restored any deficits in its capital funds as originally paid in. Additionally, Federal Reserve Board regulations limit the payment of dividends to net profits, as defined, of the current year, plus retained net profits of the previous two years. Consequently, until 1996 dividends were precluded under these regulations.

      In each of January 1996 and April 1997, the Board of Directors approved a one-time dividend of $.05, and $.125 per share, respectively, contingent upon approval of the Board of Governors of the Federal Reserve System and the Commonwealth of Virginia, State Corporation Commission, Bureau of Financial Institutions. Subsequently, the dividends were approved by the relevant regulatory authorities, subject to certain provisions of Regulation H of the Federal Reserve System. These provisions required the Bank to obtain approval of at least two-thirds of the holders of its Common Stock. Accordingly, the shareholders approved the $.05 dividends at the 1996 Annual Meeting of Shareholders and the $.125 dividend at the 1997 Annual Meeting of Shareholders. As a result of the Bank's improved financial position, such approvals are no longer required as long as the Bank continues to achieve satisfactory earnings.

      On December 1, 1997, Eastern American Bank FSB, ("Eastern American") a federal savings bank, was merged into Resource Bank. Each share of Eastern American Bank stock became .77 shares of Resource Bank Common Stock.

      On March 16, 1998 and June 25, 1998, the Bank announced a quarterly dividend of $.06 per share to be paid to shareholders of record on March 31, 1998 and June 30, 1998, respectively.

      On July 1, 1998, the effective date of the Reorganization, all Resource Bank common stock, $3.00 par value (the "Bank Stock") was converted to the common stock, $1.50 par value, of Resource Bankshares Corporation (the "Holding Company Common Stock") on a two share for one share exchange basis, making the Bank a wholly owned subsidiary of the Holding Company (the "Reorganization'). In order to effect the Reorganization, the Holding Company issued approximately 2,453,380 shares of common stock.





ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Resource Bank Annual Shareholders Meeting was held on June 9, 1998.

            (a) The following Directors were elected to the Board of Directors for a period of one year:

                        Alfred Abiouness        A. Russell Kirk
                        John B. Bernhardt       Lawrence N. Smith
                        Thomas W. Hunt          Elizabeth A. Twohy
                        Louis R. Jones

            (b) Approval was given for the formation of a bank holding company, of which the Bank will be a wholly owned subsidiary. The approval of the Agreement (as defined in Part II, Item 5) served to elect each of the directors listed in (a) above as directors of the Company upon the effective date of the transaction.

                                 Shares Voted
                        For         Against     Abstain
                        733,492     566         7,944

ITEM 5.     OTHER INFORMATION: ACQUISITION OR DISPOSITION OF ASSETS

      Pursuant to an Agreement and Plan of Reorganization (the "Agreement") dated April 10, 1998, as amended, Resource Bankshares Corporation, a bank holding company organized under the laws of Virginia (the "Holding Company"), acquired, effective July 1, 1998, all of the issued and outstanding capital stock of Resource Bank, a state banking association headquartered in Virginia Beach, Virginia (the "Bank"). The purpose of the Agreement was to create a bank holding company structure for the Bank.

      The Holding Company did not engage in any business activity prior to the July 1, 1998, effective date of the Reorganization, and its only significant asset at the present time is its investment in the Bank resulting from the Reorganization (the "Continuing Bank").

      The operations of the Continuing Bank will continue in substantially the same manner as conducted by the Bank immediately prior to the Reorganization. All seven directors of the Bank were appointed as of the consummation as the directors of the Holding Company, and the Board of Directors of the Bank automatically became directors of the Continuing Bank, and the officers and employees of the Bank assumed corresponding positions with the Continuing Bank.

      On the effective date of the Reorganization, each share of common stock of the Bank, par value $3.00 per share, was converted into two (2) shares of common stock of the Holding Company, par value $1.50 per share. In order to effect the Reorganization, the Holding Company issued approximately 2,453,380 shares of its common stock.

      The prospectus/proxy statement ("Proxy Statement") used in connection with the Annual Meeting contains a more complete description of the business of the Bank and the Holding Company, as well as the terms of the Reorganization. Such Proxy Statement in the form mailed to shareholders of the Bank was included in the Form 8-K filed July 1, 1998 as Exhibit 99.3. which is incorporated herein by reference. (The Agreement was filed as part of this Form 8-K as Exhibit 2, which is incorporated herein by reference.)

      Financial Statements. The Reorganization met all of the conditions set forth in Staff Accounting Bulletin No. 50 "Financial Statement Requirements in Filings Involving the Formation of a One Bank Holding Company". Therefore, the Holding Company omitted from inclusion in the Proxy Statement the financial statements of the Bank and the information required by Guide 3 of the Industry Guides promulgated under the Securities Act of 1933. However, the audited financial statements of the Bank for the two years ended December 31, 1997, prepared in conformity with generally accepted accounting principles, as contained in the 1997 Annual Report to Shareholders of the Bank, which was furnished to shareholders along with the Proxy Statement, are incorporated herein by reference.

      In addition, the pro forma financial information is incorporated by reference to page 15 of the Proxy Statement.


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a) The registrant includes herein the following exhibits.

            Exhibit No.             Item

            2 Agreement and Plan of Reorganization, dated as of April 10, 1998, as amended, by and among Resource Bank and Resource Bankshares Corporation. Filed July 1, 1998 as Exhibit 2 to the Registrant's Form 8-K and incorporated herein by reference.

            20 A copy of the Prospectus/Proxy Statement of Resource Bank (Exhibit A set forth as Exhibit 2 above). Filed July 1, 1998 as
                                    Exhibit  99.2  to  the  Registrant's  Form
                                    8-K, and incorporated herein by reference.

            (b) Reports on Form 8-K

      There were no reports on Form 8-K filed during the quarter ending June 30, 1998.




                                  SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the under-signed, thereunto duly authorized.

RESOURCE BANKSHARES CORPORATION


/s/ Lawrence N. Smith                           8-10-98
______________________________________    Date:________
Lawrence N. Smith
President & Chief Executive Officer


/s/ Eleanor J. Whitehurst
_____________________________________
Eleanor J. Whitehurst                           Date: 8-10-98
                                                     ________
Senior Vice President & Chief Financial Officer