Form 10QSB
period 1998-09-30
RESOURCE BANKSHARES CORP
filed 1998-11-13
CIK 1065002

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998


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


At September 30, 1998, 2,479,446 shares of Resource Bankshares Corporation's common stock, $1.50 par value, were outstanding.

Transitional small business disclosure format:   Yes___    No   X

                         RESOURCE BANKSHARES CORPORATION
                                   FORM 10-QSB
                               SEPTEMBER 30, 1998

                                      INDEX

PART I.  FINANCIAL INFORMATION

            Item 1.      Financial Statements

                         Balance Sheets as of September 30, 1998
                         and December 31, 1997                            3

                         Statements of Income for the periods
                         ended September 30, 1998 and 1997                4

                         Statements of Cash Flows for the
                         periods ended September 30, 1998 and 1997        5

                         Statements of Stockholder's Equity for the
                         the period ended September 30, 1998              6

                         Notes to Financial Statements                7 - 9

            Item 2.      Management's Discussion and Analysis or
                         Plan of Operations                         10 - 15

PART II. OTHER INFORMATION

            Item 1.      Legal Proceedings                               15

            Item 2.      Changes in Securities                           15

            Item 5.      Other Information                          15 - 16

            Item 6.      Exhibits and Reports on Form 8-K                16

                         SIGNATURES                                      16

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

RESOURCE BANKSHARES CORPORATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                            September 30     December 31
                                                                 1998            1997
                                                               (Dollars in Thousands)

ASSETS
Cash and due from banks                                        $2,729          $2,612
Interest bearing deposits with banks                            9,008           9,679
Federal funds sold                                              1,900           1,920
Funds advanced in settlement of mortgage loans                 24,324          23,744
Securities available for sale                                   9,451          12,432
Securities held to maturity                                     1,395           2,742
Loans, net of unearned income:
  Commercial                                                   75,116          50,713
  Real estate - construction                                   47,241          37,626
  Commercial real estate                                       13,739           9,016
  Residential real estate                                      35,703          49,416
  Installment and consumer loans                                4,991           3,819
                                                          ------------     -----------
TOTAL LOANS                                                   176,790         150,590
  Allowance for loan losses                                    (2,539)         (2,573)
                                                          ------------     -----------
NET LOANS                                                     174,251         148,017

Other real estate owned                                           488             684
Premises and equipment                                          3,260           3,237
Other assets                                                    3,101           2,701
Accrued interest                                                1,567           1,562
                                                          ------------     -----------
                                                             $231,474        $209,330
                                                          ============     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Non-interest bearing                                        $18,037         $11,493
  Interest bearing                                            183,139         158,015
                                                          ------------     -----------
TOTAL DEPOSITS                                                201,176         169,508

FHLB advances                                                   9,300          20,950
Other liabilities                                               2,970           2,661
Accrued interest                                                  677             609
                                                          ------------     -----------
TOTAL LIABILITIES                                             214,123         193,728

                                                          ------------     -----------
STOCKHOLDERS' EQUITY
 Common stock, par value $1.50 a share
  Shares authorized: 6,666,666
  Shares issued and outstanding:
  1998 - 2,479,446; 1997 2,453,380                              3,719           3,680
 Additional paid-in capital                                    10,855          10,769
 Retained earnings                                              2,713             856
 Accumulated other comprehensive income                            64             297
                                                          ------------     -----------
                                                               17,351          15,602
                                                          ------------     -----------
                                                             $231,474        $209,330
                                                          ============     ===========

See notes to consolidated financial statements.

RESOURCE BANKSHARES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                        Three months ended        Nine months ended
                                                          September 30             September 30
                                                       1998         1997         1998         1997
                                                                 (Dollars in Thousands)
Interest income:
 Interest and fees on loans                          $3,963       $2,162      $11,268       $5,990
 Interest on investment securities                      453          296         1058          879
 Interest on funds advanced                             519          305        2,625          683
 Interest on federal funds sold                          25            5           51           40
                                                    -------      -------      -------      -------
     Total interest income                            4,960        2,768       15,002        7,592
                                                    -------      -------      -------      -------
Interest expense:
 Interest on deposits                                 2,739        1,413        7,796        3,972
 Interest on short-term borrowings                      135          116          864          161
                                                    -------      -------      -------      -------
      Total interest expense                          2,874        1,529        8,660        4,133
                                                    -------      -------      -------      -------

     Net interest income                              2,086        1,239        6,342        3,459


Provision for loan losses                                25           68          150          113
                                                    -------      -------      -------      -------
     Net interest income after
      provision for loan losses                       2,061        1,171        6,192        3,346
                                                    -------      -------      -------      -------
Noninterest income:
  Mortgage banking income                             1,447        1,230        5,744        2,831
  Service charges                                       255           63          595          208
  Gain on sale of loans and other real estate             8           10           10           10
                                                    -------      -------      -------      -------
                                                      1,710        1,303        6,349        3,049
                                                    -------      -------      -------      -------
Noninterest expense:
  Salaries and employee benefits                      1,454        1,106        5,260        2,848
  Occupancy expenses                                    282          144          811          392
  Depreciation and equipment maintenance                218          112          580          320
  Stationery and supplies                                65           32          229          102
  Marketing and business development                     92           54          263          136
  Professional fees                                      52           25          127           63
  Outside computer services                             135           66          439          151
  Provision for funds advanced                            6                       265
  FDIC insurance                                         14            3           38            9
  Expenses associated with other real estate             33            3           36           12
  Other                                                 184          166          954          386
                                                    -------      -------      -------      -------
                                                      2,535        1,711        9,002        4,419
                                                    -------      -------      -------      -------
Income before income tax                              1,236          763        3,539        1,976

Income tax                                              433          260        1,239          672
                                                    -------      -------      -------      -------
Net income                                             $803         $503       $2,300       $1,304
                                                    =======      =======      =======      =======
Basic earnings per common share (Note 5)              $0.32        $0.26        $0.93        $0.67
                                                    =======      =======      =======      =======
Diluted earnings per common share (Note 5)            $0.30        $0.23        $0.85        $0.61
                                                    =======      =======      =======      =======

See notes to consolidated financial statements

RESOURCE BANKSHARES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                           Nine months ended
                                                                      September 30   September 30
                                                                          1998           1997
                                                                        (Dollars in thousands)
Operating activities
  Net income                                                          $  2,300       $  1,304
  Adjustments to reconcile to net cash
   used by operating activities:
   Provision for losses on loans and other real estate owned               150            113
   Depreciation and amortization                                           231            183
   Gain on sale of investments                                               -            (98)
   Amortization of investment securities
     premiums, net of discounts                                             69             16
   Gain on sale of loans or other real estate owned                         (2)           (10)
   Loss on premises and equipment                                           (4)             6
   Deferred loan origination fees, net of costs                            (25)           (29)
   Changes in:
    Funds advanced in settlement of mortgage loans                        (579)        (7,539)
    Interest receivable                                                    (49)          (268)
    Interest payable                                                        68             78
    Other assets                                                          (243)        (2,075)
    Other liabilities                                                      309          1,464
                                                                      --------       --------
     Net cash used operating activities                                  2,225         (6,855)

Investing activities:
  Proceeds from sale of real estate owned, net of costs                      -              8
  Proceeds from sales and maturities of
    available-for-sale securities                                        4,501          2,143
  Proceeds from maturities of
    held-to-maturity securities                                          1,302              -
  Purchases of available-for-sale securities                            (1,897)        (1,883)
  Loan originations, net of principal repayments                       (26,160)       (12,560)
  Purchases of premises, equipment and other assets                       (244)          (387)
                                                                      --------       --------
     Net cash used investing activities                                (22,498)       (12,679)

Financing activities:
  Proceeds from sale of stock                                              125
  Cash dividends declared                                                 (443)          (242)
  Net (repayments) proceeds in FHLB advances                           (11,650)         6,264
  Net increase (decrease) in demand deposits,
    NOW accounts and savings accounts                                    4,035         (1,516)
  Net increase in certificates of deposit                               27,633         19,555
                                                                      --------       --------
      Net cash provided by financing activities                         19,700         24,061

Increase in cash and cash equivalents                                     (573)         4,527
Cash and cash equivalents at beginning of period                        13,210          4,133
                                                                      --------       --------
Cash and cash equivalents at end of period                            $ 12,637       $  8,660
                                                                      ========       ========
Supplemental schedules and disclosures of cash flow information:

  Cash paid for:
    Interest on deposits and other borrowings                         $  8,592       $  3,555
                                                                      ========       ========
Schedule of noncash investment activities:
    Foreclosed real estate                                            ($ 1,359)      ($     8)
                                                                      ========       ========

See notes to consolidated financial statements

RESOURCE BANKSHARES CORPORATION
STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

Nine Months Ended September 30, 1998



                                                                                                        Accumulated
                                                                      Additional                           Other
                                           Common Stock                Paid-in         Retained        Comprehensive
                                      Shares            Amount         Capital         Earnings           Income          Total
                                       (A)
                                   -----------      --------------   ------------    ------------      --------------  -----------
                                                                       (DOLLARS IN THOUSANDS)

Balance, December 31, 1997          2,453,380       $    3,680       $   10,769       $      856       $      296      $   15,601


Comprehensive income                        -                                 -            2,300             (232)          2,068

Proceeds from common stock issued      26,066               39               86                                               125

Cash dividend declared
     $ .06 per share                        -                                 -             (147)                            (147)


Cash dividend declared
     $ .06 per share                        -                                 -             (147)                            (147)

Cash dividend declared
     $ .06 per share                                                                        (149)                            (149)

                                   ----------       ----------       ----------       ----------       ----------      ----------
Balance, September 30, 1998         2,479,446       $    3,719       $   10,855       $    2,713       $       64      $   17,351
                                   ==========       ==========       ==========       ==========       ==========      ==========


(A) As restated for 2 for 1 stock split


See notes to consolidated financial statements.

                         RESOURCE BANKSHARES CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1998
                                   (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE DATA)

Organization and Summary of Significant Accounting Policies

(1)  GENERAL

      Resource Bankshares Corporation, a Virginia Corporation (the "Company"), was incorporated under the laws of the Commonwealth of Virginia on February 4, 1998, primarily to serve as a holding company for Resource Bank (the "Bank").

      On July 1, 1998, all Resource Bank common stock, $3.00 par value (the "Bank Stock") was converted to the common stock, $1.50 par value, of the Company (the "Holding Company Common Stock") on a two share for one share exchange basis, making the Bank a wholly owned subsidiary of the Company (the "Reorganization"). In order to effect the Reorganization, the Company issued approximately 2,453,380 shares of common stock. Accordingly, the average number of shares outstanding and per share amounts for earnings, dividends declared, and book value have been restated for all periods presented to give affect to the conversion.

        All requisite regulatory approvals and the satisfaction of all other conditions to the Reorganization have been completed. The Reorganization was effective on July 1, 1998. The financial statements reflect the financial position, results of operations, and cash flows of the Company for the period ended September 30, 1998. The financial statements conform to generally accepted accounting principles and to general banking industry practices. The interim period financial statements are unaudited; however, in the opinion of management, all adjustments in the normal recurring nature which are necessary for a fair presentation of the financial statements included herein have been reflected in the financial statements. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

(2)  CASH AND CASH EQUIVALENTS

      For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, interest-bearing deposits, and federal funds sold.

(3)  SECURITIES

      The amortized costs, gross unrealized gains, gross unrealized losses, and fair values for securities at September 30, 1998, are shown in the table below.

(3)  CONTINUED
                                           Gross       Gross
                              Amortized   Unrealized  Unrealized      Fair
Available-for-Sale:            Costs       Gains       Losses        Values
----------------------------------------------------------------------------
U.S. Government Agencies      $7,603      $   97                     $7,700
Other securities               1,596                                  1,596
Corporate securities             155                                    155
----------------------------------------------------------------------------
TOTALS                        $9,354      $   97                     $9,451
----------------------------------------------------------------------------


                                          Gross       Gross
                              Amortized   Unrealized  Unrealized      Fair
Held-to-Maturity:             Costs       Gains       Losses         Values
----------------------------------------------------------------------------
U.S. Government and agency
      securities              $  649            $  5                 $  654
Municipal securities             746              21                    767
----------------------------------------------------------------------------
TOTALS                        $1,395            $ 26                 $1,421
----------------------------------------------------------------------------


(4)  ALLOWANCE FOR LOAN LOSSES

      Changes in the allowance for loan losses are as follows:

      Balance as of January 1, 1998             $2,573

      Provision for loan losses                    150

      Loans charged off                           (243)

      Recoveries                                    59
                                                ------
      Balance at September 30, 1998             $2,539
                                                ======

(5)  NET INCOME PER SHARE

      The Bank adopted Financial Accounting Standards Board (FASB) Statement No. 128, Earnings Per Share, on December 31, 1997. This statement
established standards  for  computing  and   presenting   earnings  per  shares
(EPS). This statement supersedes standards previously set forth in APB Opinion No. 15, Earnings Per Share. FASB No. 128 requires dual
presentation  of  basic  and diluted   EPS  on  the  face  of  the  income
statement,   and  it   requires  a reconciliation  of the numerator and
denominator of the diluted EPS computation. This Statement is effective for financial statements

(5)  CONTINUED

issued for periods after December 15, 1997. In accordance with the requirements of this Statement, all prior period EPS have been restated to reflect the change in reporting requirements.

      Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised, converted into common stock or resulted in the issuance of common stock that then shares in the earnings of the entity. The average number of basic shares outstanding for the nine months ended September 30, 1998 and 1997 were 2,479,446 and 1,935,748, respectively. The diluted average number of shares for the nine months ended September 30, 1998 and 1997 were 2,697,877 and 2,126,853, respectively.


(6) COMPREHENSIVE INCOME

Comprehensive income for the nine months ended September 30, 1998 is as follows:

            Net income                    $ 2,300

            Other comprehensive
              income, net of
              taxes of $ 34,044           $  (232)
                                       --------------
            Comprehensive income          $ 2,068

Other comprehensive income consists only of unrealized gains or losses on available for sale securities as illustrated below:

                                          Accumulated other
                                          Comprehensive income

            Beginning balance                   $ 296

            Current period unrealized loss       (232)
                                         --------------
            Ending balance                      $  64

No reclassification adjustment was necessary as no realized gains or losses were included in net income for the period.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS
            (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE DATA)

Financial Condition and Results of Operations

      On June 9, 1998, the shareholders of Resource Bank ("Bank") approved an Agreement and Plan of Reorganization, dated April 10, 1998, as amended (the Agreement), relating to the formation of a bank holding company structure with Resource Bankshares Corporation (hereinafter referred to, together with the Bank, as "the Company") serving as the holding company of the Bank. This transaction was consummated on July 1, 1998.

            In addition to historical information, the following discussion contains forward looking statements that are subject to risks and uncertainties that could cause the Company's actual results to differ materially from those anticipated. These forward looking statements include, but are not limited to, the effect of increasing interest rates on the Company's profitability and the adequacy of the Company's allowance for future loan losses. Several factors, including the local and national economy and the demand for residential mortgage loans and the adequacy of the Company's Year 2000 compliance, may adversely affect the Company's ability to achieve the expected results. Readers are cautioned not to place undue reliance on these forward looking statements, which reflect management's analysis only as of the date of this Report.

      On December 1, 1997, the Bank acquired Eastern American Bank, FSB, ("Eastern American") in a business combination accounted for under the purchase method of accounting, whereby the purchase price has been allocated to the underlying assets acquired and liabilities assumed based on their respective fair values at the time of acquisition. In an exchange of common shares, the Bank acquired $66,514 in assets (including cash of $12,539), $48,082 in net loans, and assumed $52,844 in deposit liabilities. Accordingly, these acquired assets and liabilities contributed to the growth in total assets and liabilities of the Company for the nine months ended September 30, 1998. The Company's nine months results include results of operations from Eastern American Bank for the nine months ended September 30, 1998.

      Total assets at September 30, 1998 were $231,474, up 10.6% from $209,330 at December 31, 1997, reflecting growth in loans. The principal components of the Company's assets at the end of the period were $10,846 in securities, $13,637 in cash and cash equivalents, $24,324 in funds advanced in settlement of mortgage loans and $174,251 in net loans. During the nine month period, gross loans increased 17.4% or $26,200. The Company's lending activities are a principal source of income.

      Total liabilities at September 30, 1998 were $214,123, up from $193,728 at December 31, 1997, with the increase almost entirely represented by $31,668 or 18.7% growth in deposits. Non-interest bearing demand deposits increased $6,544 or 56.9% and represented 20.7% of total deposit growth. The Company's deposits are provided by individuals and businesses located within the communities served as well as the national market.

      Total shareholders' equity at September 30, 1998 was $17,351. At December 31, 1997, total shareholder's equity was $15,602.

      The Company had net income of $2,300 for the nine months ended September 30, 1998 compared with net income of $1,304 for the comparable period in 1997, an increase of 76.4%. During the third quarter, net income increased to $803 or 59.6% over the same period in 1997.

      Profitability as measured by the Company's return on average assets (ROA) was 1.3% for the nine months ended September 30, 1998, down .2% from the same period of 1997. A key indicator of performance, the return on average equity
(ROE) was 18.7% and 18.9% for September 30, 1998 and 1997, respectively.

      Net interest income represents a principal source of earnings for the Company. The first component is the loan portfolio. Making sound loans that will increase the Company's net interest margin is the first priority of management. The second component is gathering core deposits to match fund the loan production. The Company also uses electronic funding of deposits and Federal Home Loan Bank ("FHLB") advances to fund loan growth either for asset and liability management purposes or for a less expensive source of funds.

      Net interest income, before provision for loan losses, increased from $3,459 for the nine months ended September 30, 1997 to $6,342 for the same period in 1998. During the third quarter, net interest income increased from $1,239 in 1997 to $2,086 in 1998.

      Non-interest income increased from $3,049 for the nine months ended September 30, 1997 to $6,349 for the same period in 1998. During the third quarter, non-interest income increased from $1,303 in 1997 to $1,710 in 1998. This increase was primarily from income derived from mortgage banking operations. The general decline in interest rates, which began in 1995 and continued through the third quarter of 1998, was a factor in the increase of mortgage banking income. For the nine months ended September 30, 1998, the Company had an increase in mortgage banking income of 102.9% or $2,913 to $5,744 over the same period of 1997. During the third quarter of 1998, mortgage banking income increased 17.6% or $217 to $1,447 over the same period in 1997. Because of the uncertainty of future loan origination volume and the future level of interest rates, there can be no assurance that the Company will realize the same level of mortgage banking income in future periods. Other non-interest income consists of service charges. This increase of 186.1% to $595 for the period ended September 30, 1998 was primarily attributable to service charges on deposit accounts which increased with the addition of Eastern American.

      For the nine months ended September 30, 1998, the Company had an increase in non-interest expense of $4,583 or 103.7% over the same period in 1997. During the third quarter of 1998, non-interest expense increased $824 or 48.2% over the same period in 1997. All areas of non-interest expense were affected by the increased volume in the mortgage banking operations and the merger with Eastern American. The largest component of non-interest expense, salaries and employee benefits which represents 58.4% of total non-interest expense, increased 84.7% to $5,260 for the nine months ended September 30, 1998 over the same period in 1997. Occupancy expense increased by 106.9% to $811, depreciation and equipment maintenance increased by 81.3% to $580, stationery and office supplies increased by 124.5% to $229, marketing and business development increased by 93.4% to $263 and outside computer services increased by 190.7% to $439 for the nine months ended September 30, 1998 over the same period in 1997.

      Funds are advanced in settlement of mortgage loans originated on behalf of investor banks. Mortgage banking income is recognized when the related mortgage is transferred to the investor bank. Based on the increased volume, market conditions and the changes thereto that could prompt potential losses, management made a provision for funds advanced of $265 during the nine months ended September 30, 1998 and had no such provision during the same period of 1997.

      In establishing the allowance for loan losses, management considers a number of factors, including loan asset quality, related collateral and economic conditions prevailing during the loan's repayment. In its loan policies, management emphasizes the borrower's ability to service the debt, the borrower's general creditworthiness and the quality of collateral. The allowance for loan losses as a percentage of quarter-end loans at September 30 was 1.4% and 1.2% for 1998 and 1997, respectively. A provision for loan losses of $150 and $113 was provided during the nine months ended September 30, 1998 and 1997, respectively.

      While the Company believes it has sufficient allowance for its existing portfolio, there can be no assurances that an additional allowance for losses on existing loans may not be necessary in the future, particularly if the economy worsens.

      At September 30, 1998, the Company had $711 in non-accrual loans and $1,203 of loans past due 90 days or more that are still accruing. Management believes losses, if any, will be minimal, although no assurance can be given in this regard. Loans are generally placed in nonaccrual status when the collection of principal and interest is 90 days or more past due, unless the obligation is both well-secured and in the process of collection.

      Liquidity represents the institution's ability to meet present and future financial obligations. Liquid assets include cash, interest bearing deposits with banks, federal funds sold, investments and loans maturing within one year. The Company's funding requirements are supplied from a range of traditional sources, including various types of demand deposits, money market accounts, certificates of deposit and short-term borrowings. Federal Home Loan Bank ("FHLB") advances are utilized as funding sources by the Company. At September 30, 1998, there were $9,300 in FHLB advances outstanding. At September 30, 1997, $13,500 in advances were outstanding. The Company has a warehouse line of credit collateralized by first mortgage loans amounting to $50,000 which expires December 2, 1998. Also available is a variable rate line of credit on which the Company may borrow up to $13,200. This arrangement expires November 3, 1998, and can be prepaid at anytime by the Company. The Company has no reason to believe these arrangements will not be renewed. The Bank had no outstanding warehouse advances at September 30, 1998 and 1997. At September 30, 1998, $9,300 was outstanding in other advances. At September 30, 1997, $13,500 was outstanding in other advances. Federal funds sold to correspondent institutions were $1,900 on September 30, 1998 and $4,140 at September 30, 1997.

      Management seeks to ensure adequate liquidity to fund loans and meet the Company's financial requirements and opportunities. To provide liquidity for current, ongoing and unanticipated needs, the Company maintains short-term interest bearing certificates of deposits, federal funds sold, and a portfolio of debt securities. The Company also structures and monitors the flow of funds from debt securities and from maturing loans. As securities are generally purchased to provide a source of liquidity, most are classified as securities available-for-sale when purchased. Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a net amount in a separate component of stockholders' equity until realized. Securities are composed primarily of governmental or quasi-governmental agencies.

      The Company's financial position at September 30, 1998 reflects liquidity and capital levels currently adequate to fund anticipated future business expansion. Capital ratios are in excess of required regulatory minimums for a well capitalized institution. The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance, and changing competitive conditions and economic forces. The adequacy of the Company's capital is reviewed by management on an ongoing basis. Management seeks to maintain a capital structure that will assure an adequate level of capital to support anticipated asset growth and to absorb potential losses.

      The capital adequacy standards are based on an established minimum for Risk-Based Capital, Tier 1 Risk-Based Capital and the Tier 1 Leverage Ratio.

      The following table summarizes the Company's regulatory capital ratios at September 30, 1998.
                                     Required Ratio             Actual Ratio

            Tier 1 risk-based       4.00%                           8.24%

            Total risk-based        8.00%                           9.45%

            Tier 1 leverage         4.00 to 5.00%                   7.12%

      The Company is in full compliance with all relevant regulatory capital requirements.

      The effect of changing prices on financial institutions is typically different from other industries as the Company's assets and liabilities are monetary in nature. Interest rates are significantly impacted by inflation, but neither the timing nor the magnitude of the changes are directly related to price level indices. Impacts of inflation on interest rates, loan demand and deposits are reflected in the financial statements. The mortgage banking operations provide somewhat of a natural interest rate hedge, in that the Company is interest rate sensitive in the six-month period. When interest rates decline, the Company's earnings will be negatively impacted in the six-month period but the mortgage operation's volume will increase. The reverse will happen in rising interest rate markets.

Year 2000 Issue

      Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000. The Year 2000 issue affects virtually all companies and organizations.

      Since August, 1996, the Company has been in compliance with Federal Reserve and Federal Financial Institutions Examination Council (FFIEC) guidelines for resolution of the Year 2000 issue. The phases outlined by the regulators are assessment, renovation, validation, and implementation. Assessment includes establishing an action plan, risk ratings and inventories of hardware, applications and communications as well as any additional systems that impact the ability to do business. For system or piece of equipment defined as critical to the Company's ability to do business, the Company must have a contingency plan which is subject to the same guidelines from the regulators. Renovation is fixing systems or applications that have Year 2000 issues as well as upgrading or replacing hardware. Validation includes testing the systems, applications and hardware to be certain that they are Year 2000 compliant. Implementation of the tested compliant systems is the final step in the process, which includes integrating applications to be certain they will run together as well as separately.

      Inventory and assessment of all Information Technology Systems is complete. The Company has no propriety or in-house developed systems or software, so Non-Information Technology Systems which affect the Company are limited to infrastructure and communications. All systems have been inventoried, assessed and the vendors contacted for Y2K information. Testing is under way or complete on all critical systems. Year 2000 compliance is part of the decision making process for new purchases, contracts and upgrades.

      The Company changed data processors in late 1997 and is processed by a Service Bureau which houses and maintains all hardware, software and backups applicable to updating and maintaining the Company's customer and financial records. Because this is the area of greatest risk to the Company, this arrangement means the Company must carefully oversee the efforts of the vendor to ensure Year 2000 compliance is complete and timely. The data processor's service bureau and business partners which supply software and auxiliary products have been renovated and tested satisfactory by outside auditors. The data processor has supplied a series of reports of their progress, and, most recently a copy of their Year 2000 audit. Implementation of the tested systems will take place through a series of software upgrades through first quarter 1999 which management believes will help to identify and correct problems well before the final deadline.

      Other major vendor relationships provide hardware and software which provide network communications with the data processor as well as remote bank locations. Hardware in all bank locations has been tested and a sampling will be re-tested for validation by another vendor by the end of 1998. Operating systems software was tested, upgraded if necessary with vendor supplied patches, and tested in conjunction with the hardware tests. Bank ATM's are in the process of being scheduled for renovation by the vendor.

      The Company's Year 2000 project is currently on schedule and costs directly attributable to the Year 2000 project have not been substantial to date due to the fact that the change in data processors and the acquisition of a bank in late 1997 required a complete upgrade of all desktop computer systems and servers. Year 2000 compliance was an important part of all purchases and any known issues were corrected. However, future costs of testing by outside vendors may exceed $100 thousand based on the best estimates available as of this date. These funds will be financed internally.

      Because the Company had a detailed Business Continuation Plan before the Year 2000 Project began, various potential business interruptions and alternatives were already documented which would permit a short term continuance as long as the data processor preserves the ability to update records. Loss of the data processor is the greatest risk to the Company and a contingency plan under these circumstances is difficult to put in place because of the time required to change data processors. For this reason, the Year 2000 compliance of all data processing companies is being strictly monitored by outside auditors and regulators and the Company is receiving regular reports regarding their progress. Since the Company's Year 2000 issues produce exposure which could result in an adverse impact on the Company's earnings, management intends to review these progress reports carefully as well as monitor the system as the millennium gets closer and forward dates begin to reflect the new century.

PART II -   OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

         There are no material pending legal proceedings to which the Company is a party or of which the property of the Company is subject.

ITEM 2.     CHANGES IN SECURITIES

      On March 16, 1998, June 25, 1998 and September 24, 1998, the Company announced a quarterly dividend of $.06 per share to be paid to shareholders of record on March 31, 1998, June 30, 1998 and September 30, 1998, respectively.

ITEM 5.     OTHER INFORMATION

      The Securities and Exchange Commission (the "SEC") recently amended the proxy rules to provide that a registrant, such as the Company, may specify in its proxy statement or form of proxy for its annual meeting of shareholders that proxies solicited by the registrant will confer discretionary authority to vote with regard to matters that may be raised at the meeting, including matters to be raised by shareholders that were not properly submitted to the registrant as shareholder proposals in accordance with SEC Rule 14a-8, if the registrant did not have notice of such matters at least 45 days before the date on which the registrant first mailed its proxy materials for the prior year's annual meeting of shareholders. The Company first mailed its proxy materials for its 1998 Annual Meeting of Shareholders on April 29, 1998. Under the SEC's amended proxy rules, the 45 day deadline for notice to the Company of non-rule 14a-8 matters to be raised at the Company's 1999 Annual Meeting of Shareholders is March 16, 1999.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a) The registrant includes herein the following exhibits.

            Exhibit No.             Item

            27                      Financial Data Schedule

            (b) Reports on Form 8-K

      During the quarterly period covered in the report, the Company filed a current report on Form 8-K, dated July 1, 1998, reporting the Agreement and Plan of Reorganization, dated as of April 10, 1998 and related Plan of Share Exchange (the "Agreement") which provided for the reorganization of Resource Bank under a bank holding company structure. Resource Bankshares Corporation was organized to serve as the holding company for the Bank.


                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the under-signed, thereunto duly authorized.

RESOURCE BANKSHARES CORPORATION


/s/ Lawrence N. Smith                          11-12-98
______________________________________    Date:________
Lawrence N. Smith
President & Chief Executive Officer


/s/ Eleanor J.Whitehurst                       11-12-98
_____________________________________     Date:________
Eleanor J. Whitehurst
Senior Vice President & Chief
Financial Officer