Form 10-K
period 1998-12-31
RESOURCE BANKSHARES CORP
filed 1999-03-31
CIK 1065002

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

 [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1998

 [ ] Transition report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

                        Commission file number: 000-24561

                         RESOURCE BANKSHARES CORPORATION
             (Exact name of Registrant as specified in its charter)

     Virginia                                          54-1904386
(State or other jurisdiction of                      (IRS Employer
 incorporation or organization)                    Identification No.)


            3720 Virginia Beach Blvd., Virginia Beach, Virginia 23452
               (Address of Principal Executive Offices) (Zip code)

        Registrant's telephone number, including area code: 757-463-2265

        Securities registered pursuant to Section 12(b) of the Act: None

         Securities registered pursuant to Section 12(g) of the Act: Common Stock, $1.50 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates of the registrant based on the closing sale price of the registrant's common stock on March 1, 1999 as reported in The Wall Street Journal, was $40,755,000.

The number of shares outstanding of the registrant's common stock as of March 1,1999:2,474,158.

TABLE OF CONTENTS

Part I ..........................................................................................................  3
         Item 1.  Business ......................................................................................  3
         Item 2.  Properties .................................................................................... 16
         Item 3.  Legal Proceedings ............................................................................. 16
         Item 4.  Submission of Matters to a Vote of Security Holders ........................................... 16

Part II ......................................................................................................... 16
         Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters .......................... 16
         Item 6.  Selected Consolidated Financial Data .......................................................... 18
         Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations ......... 19
         Item 7a. Quantitative and Qualitative Disclosures about Market Risk .................................... 25
         Item 8.  Financial Statements and Supplementary Data ................................................... 26
         Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure .......... 26

Part III ........................................................................................................ 26
         Item 10. Directors and Executive Officers of the Registrant ............................................ 26
         Item 11. Executive Compensation ........................................................................ 26
         Item 12. Security Ownership of Certain Beneficial Owners and Management ................................ 26
         Item 13. Certain Relationships and Related Transactions ................................................ 26

Part IV ......................................................................................................... 26
         Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K ............................... 26
         Consolidated Financial Statements ...................................................................... 26

                                      2

Part I

         In addition to historical information, the following discussion contains forward looking statements that are subject to risks and uncertainties that could cause the Company's actual results to differ materially from those anticipated. These forward looking statements include, but are not limited to, statements regarding the Company's management of credit risk, credit policies generally, allowances for loan losses, and the affect of increasing interest rates on the Company's profitability. Several factors, including the local and national economy, the demand for residential mortgage loans, and the adequacy of the Company's Year 2000 readiness could have a material affect on the Company's anticipated results. Readers are cautioned not to place undue reliance on these forward looking statements, which reflect management's analysis only as of the date of this Form 10-K.

Item 1.Business

         Resource Bankshares Corporation (the "Company" or "Resource Bankshares"), a Virginia corporation, was established in 1998 and is headquartered in Virginia Beach, Virginia. The Company was capitalized as the result of a two for one share exchange with Resource Bank (the "Bank"), a Virginia state chartered bank. In a share exchange that became effective July 1, 1998, the shareholders of Resource Bank exchanged each of their shares of the Bank's common stock for two shares of the Company's common stock, and the Bank thereby became a wholly owned subsidiary of the Company. The Company conducts virtually all of its business through the Bank. In this Form 10-K, the term "Company" refers to Resource Bankshares Corporation and Resource Bank collectively, unless the context otherwise requires.

         The Bank opened for business September 1, 1988. After four years of initial losses the Bank was recapitalized, and a new management team and new Board of Directors took control January 1, 1993. Headquartered in Virginia Beach, the Bank operates three full service banking offices - one each in Virginia Beach, Herndon and Reston, Virginia. The Herndon and Reston branches were acquired in December 1997 when Eastern American Bank, FSB (Eastern American) merged into the Bank. Prior to that time the Bank operated only one banking office in Virginia Beach. All bank branches now operate under the name Resource Bank. A fourth branch location in Chesapeake, Virginia, is expected to open during the second quarter of 1999.

         The Bank serves customers throughout Virginia, providing banking services primarily to individuals and businesses located in south Hampton Roads in southeast Virginia, and Fairfax County in northern Virginia. The Bank markets its services to consumers, small to medium sized businesses and professional people and emphasizes personal relationship banking. A full range of services is offered including checking and savings accounts, certificates of deposit and charge cards, as well as services typically associated with larger banks, such as sweep account capacity, automatic reconcilement, and corporate credit cards. The Bank is a Preferred Lender under the Small Business Administration (SBA) program in both the Richmond, Virginia and Washington, DC SBA districts and ranked number 4 in loan volume (27 loans totaling $7.31 million) in the Richmond district in fiscal year 1998.

         The Bank's mortgage division originates residential one to four family unit mortgage loans and sells them to investors in the national secondary market. During 1998, the Bank originated and sold mortgage loans in excess of $600 million. The mortgage division originates loans from the three bank locations as well as from its two mortgage offices in Richmond, and one office each in Chesapeake, Reston, and Bowie, MD. An additional mortgage loan origination office is scheduled to open in Virginia Beach in April 1999. During 1998 the mortgage division also operated mortgage branch offices in Colonial Heights, Virginia, Hilton Head, SC, and several locations throughout the northern Virginia region, but has since discontinued those operations. Additionally, the Bank originates loans throughout the southwestern United States through its wholesale operations, as well as through its participation in a limited liability company specializing in relocation services. Mortgage closing and shipping operations are conducted at the Bank's shipping office in Virginia Beach, Virginia.

  AVERAGE BALANCES, INTEREST INCOME AND EXPENSES, AND AVERAGE YIELDS AND RATES

The following table sets forth average balances of total interest earning assets and total interest bearing liabilities for the periods indicated, showing the average distribution of assets, liabilities, stockholders' equity and the related income, expense and corresponding weighted-average yields and costs.

                                                         Year ended December 31
                                                         ----------------------
                                      1998                        1997                        1996
                           --------------------------  --------------------------   --------------------------
                           Average    Income/  Yield/  Average    Income/  Yield/  Average    Income/  Yield/
                           Balance(1) Expense  Rate(2) Balance(1) Expense  Rate(2) Balance(1) Expense  Rate(2)
                           ---------  -------  ------- ---------  -------  ------  ---------- -------  -------
                                                         (Dollars in thousands)
ASSETS
Interest Earning Assets:
  Securities                  $12,386     $712   5.75%    $15,935   $1,009   6.33%    $16,885   $1,185   7.02%
  Loans(3)                    168,271   15,352   9.12%     93,839    8,316   8.86%     69,488    6,268   9.02%
  Interest bearing deposits
   in other banks              11,870      623   5.25%      4,127      232   5.62%      4,411      137   3.11%
  Other earning assets (4)     39,934    3,059   7.66%     13,153    1,380  10.49%      6,688      705  10.54%
                               ------    -----   -----     ------    -----  ------      -----      --- -------
  Total interest earning
   assets                     232,461   19,746   8.49%    127,054   10,937   8.61%     97,472    8,295   8.51%

Noninterest earning assets:
  Cash and due from banks       3,027                       1,700                       1,760
  Premises and equipment        3,286                         965                         614
  Other assets                  4,669                       1,480                       2,027
  Less: Allowance for loan
   losses                      (2,775)                     (1,252)                       (993)
                              -------                     -------                       -----
  Total noninterest earning
   assets                       8,207                       2,893                       3,408
                                -----                       -----                       -----
  Total Assets               $240,668                    $129,947                    $100,880
                             ========                    ========                    ========

LIABILITIES AND STOCKHOLDERS'
EQUITY
Interest Bearing Liabilities:
  Interest bearing deposits:
   Demand/MMDA accounts       $11,437      384   3.36%     $8,543      285   3.34%      7,787      261    3.35
   Savings                     19,334      916   4.74%      2,289       93   4.06%        779       23   2.95%
   Certificates of deposit    158,740    9,016   5.68%     96,370    5,318   5.52%     76,932    4,317   5.61%
                              -------    -----   -----     ------    -----   -----     ------    -----   -----
  Total interest bearing
   deposits                   189,511   10,316   5.44%    107,202    5,696   5.31%     85,498    4,601   5.38%
  FHLB advances and other
   borrowings                  17,806    1,020   5.73%      4,959      287   5.79%      1,617       89   5.50%
  Total interest bearing
   liabilities                207,317   11,336   5.47%    112,161    5,983   5.33%     87,115    4,690   5.38%

Noninterest bearing liabilities:
  Demand deposits              13,595                       6,898                       5,800
  Other liabilities             3,007                       1,090                         799
                                -----                       -----                         ---
   Total liabilities           16,602                       7,988                       6,599
  Stockholders' equity         16,749                       9,798                       7,166
   Total liabilities and
    stockholders' equity     $240,668                    $129,947                    $100,880
                             ========                    ========                    ========
  Interest spread (5)                            3.02%                       3.28%                       3.13%
  Net interest income/net
   interest margin (6)                  $8,410   3.62%              $4,954   3.90%              $3,605   3.70%
                                        ======                      ======                      ======

(1) Average balances are computed on monthly balances and Management believes such balances are representative of the operations of the Corporation.

(2) Yield and rate percentages are all computed through the annualization of interest income and expenses versus the average balances of their respective accounts.

(3) Non-accrual loans are included in the average loan balances, and income on such loans is recognized on a cash basis.

(4) Consists of funds advanced in settlement of loans.

(5) Interest spread is the average yield earned on earning assets, less the average rate incurred on interest bearing liabilities.

(6) Net interest margin is net interest income, expressed as a percentage of average earning assets.

          As the largest component of the Company's income, net interest income represents the amount that interest and fees earned on loans and investments exceeds the interest costs of funds used to support these earning assets. Net interest income is determined by the relative levels, rates and mix of earning assets and interest-bearing liabilities.

          For the year ended December 31, 1998, net interest income was $8.4 million, an increase of approximately $3.5 million, or 69.8%, over the $4.95 million for the same period in 1997. Average interest earning assets increased $105.4 million from 1997 to 1998 while average interest-bearing liabilities increased $95.1 million. The yield on average interest-earning assets for the year ended December 31, 1998 was 8.49% compared with 8.61% for the comparable 1997 period. The 1998 yield on loans was 9.12%, compared to 8.86% in 1997. The cost on average interest-bearing liabilities increased 13 basis points during 1998 to 5.44%, compared to 5.31% during 1997.

          Net interest income for the year-ended December 31, 1997 increased 37.5%, or approximately $1.35 million over 1996. Average interest earning assets increased $29.6 million from 1996 to 1997 while average interest-bearing liabilities increased $25.0 million. The yield on average interest-earning assets for the year ended December 31, 1997 was 8.61% compared with 8.51% for the comparable 1996 period. The 1997 yield on loans was 8.86%, compared to 9.02% in 1996. The cost on average interest-bearing liabilities decreased seven basis points during 1997 to 5.31%, compared to 5.38% during 1996.

          The Company's net interest margin is sensitive to the volume of mortgage banking division loan originations. All loans originated by the mortgage banking division are sold, servicing released, in the secondary mortgage market. Each mortgage loan originated is sold when the borrower locks-in the interest rate on the loan. When the volume of mortgage loan originations increases, typically in a declining interest rate environment, "funds advanced in settlement of mortgage loans" increases. This balance sheet item represents funds advanced to close mortgage loans, pending delivery of the loans to the loan purchaser. Until a mortgage loan is transferred to the purchaser, the Company receives interest on the loan at the note rate. Funds advanced in settlement of mortgage loans are financed to a large extent with short term Federal Home Loan Bank borrowings. While such funds advanced contribute to net interest income, the interest rate spread on this item is not as great as the spread on the loan portfolio, which normally carries a higher interest yield and is financed with lower cost deposits. Thus, as funds advanced in settlement of mortgage loans increase, the interest spread and the net interest margin decrease. The average balance of funds advanced in settlement of mortgage loans was $39.9 million for the year ended December 31, 1998, compared to $13.2 million in the year ended December 31, 1997.

          Net interest income is affected by changes in both average interest rates and average volumes of interest earning assets and interest bearing liabilities. The following table sets forth the amounts of the total change in interest income that can be attributed to changes in the volume of interest-bearing assets and liabilities and the amount of the change that can be attributed to changes in interest rates. The amount of the change not solely due to rate or volume changes was allocated between the change due to rate and the change due to volume based on the relative size of the rate and volume changes.


                                                              Year Ended December 31
                                         1998 compared to 1997                    1997 compared to 1996
                                          Increase (Decrease)                      Increase (Decrease)
                                           Due to Changes In:                       Due to Changes In:
                            ---------------------------------------  ---------------------------------------
                                      Volume        Rate       Net         Volume         Rate          Net
Interest Income:
 Securities                            $(211)      $(86)      (297)          $(64)       $(112)        $(176)
 Loans (1)                             8,721         (6)     8,715          2,792          (69)        2,723
 Interest bearing
 deposits in other banks                 405        (14)       391             (8)         103            95
                                         ---        ----       ---            ---          ---            --
 Total                                $8,915      $(106)    $8,809         $2,720         $(78)       $2,642
                                      ------      ------    ------         ------        -----        ------

Interest Expense:
 Interest bearing deposits            $4,478       $142     $4,620         $1,152         $(57)       $1,095
 FHLB advances and
 other borrowings                        736         (3)       733            193            5           198
                                         ---         ---       ---            ---            -           ---
 Total                                $5,214       $139     $5,353         $1,345         $(52)       $1,293
                                      ------        ----    ------         ------         -----       ------
Increase(decrease) in net
interest income                       $3,701      ($245)    $3,456         $1,375         ($26)       $1,349
                                      ======      ======    ======         ======         =====       ======

(1) Loans include funds advanced in settlement of loans.

INTEREST RATE SENSITIVITY ANALYSIS

          Management evaluates interest sensitivity through the use of an asset/liability management reporting gap model on a quarterly basis and then formulates strategies regarding asset generation and pricing, funding sources and pricing, and off-balance sheet commitments in order to decrease sensitivity risk. These strategies are based on management's outlook regarding interest rate movements, the state of the regional and national economies and other financial and business risk factors. In addition, the Company establishes prices for deposits and loans based on local market conditions and manages its securities portfolio under policies that take interest risk into account.

          The following table presents the amounts of the Company's interest sensitive assets and liabilities that mature or reprice in the periods indicated.

                                                                        December 31, 1998
                                                                            Maturing
                                            --------------------------------------------------------------------------
                                               Within          4-12            1-5           Over
                                              3 Months        Months          Years         5 Years         Total
                                              --------        ------          -----         -------         -----
                                                                     (Dollars in thousands)
Interest-Earning Assets:
  Investment securities                     $7,452           $775         $1,073           $543         $9,843
  Loans                                    108,051         16,907         41,892         21,672        188,522
  Other interest-earning assets             25,208              -              -              -         25,208
                                            ------         ------          -----          -----         ------
Total interest-earning assets              140,711         17,682         42,965         22,215        223,573
                                           -------         ------         ------         ------        -------
Interest-Bearing Liabilities:
  Deposits
    Demand and savings                           -              -         33,453              -         33,453
    Time deposits, $100,000 and over         3,191          6,011            516              -          9,718
    Other time deposits                     40,086        102,500          4,679              -        147,265
    Other interest-bearing liabilities           -          2,000          5,300              -          7,300
                                            ------          -----          -----          -----          -----
Total interest-bearing liabilities          43,277        110,511         43,948              -        197,736
                                            ------        -------         ------          -----        -------
    Period Gap                             $97,434       $(92,829)         $(983)       $22,215        $25,837
                                           -------      ---------         ------        -------        -------
    Cumulative Gap                         $97,434         $4,605         $3,622        $25,837
                                           -------         ------         ------        -------
    Ratio cumulative gap to total
      interest-earning assets                43.58%          2.06%          1.62%         11.56%
                                            ------          -----          -----         ------

          The December 31, 1998 results of the rate sensitivity analysis show that the Company had $97.4 million more in assets than liabilities subject to repricing within three months or less and was, therefore, in an asset sensitive position.

          The cumulative gap at the end of one year was a positive $4.6 million, an asset-sensitive position. Approximately $125.0 million, or 66.3% of the total loan portfolio, matures or reprices within one year or less. An asset-sensitive institution's net interest margin and net interest income generally will be impacted favorably by rising interest rates, while that of a liability sensitive institution generally will be impacted favorably by declining rates.

          Increases and decreases in the Company's mortgage banking income (which consists primarily of gains on sales of mortgage loans) tend to offset decreases and increases in the net interest margin. In a climate of lower or declining interest rates, the Company's net interest margin will tend to decrease as the yield on interest earning assets decreases faster than the cost of interest bearing liabilities. Mortgage banking income, in contrast, tends to increase in times of lower or declining interest rates, as refinancing activity leads to an increase in mortgage loan originations. In a climate of rising or higher interest rates, the net interest margin will tend to increase, while a decrease in mortgage loan originations leads to a decrease in mortgage banking income.
                                     8

INVESTMENT PORTFOLIO

          The following tables present certain information on the Company's investment securities portfolio:

                                           Securities Available for Sale (1)
                                           1998           1997           1996
                                           ----           ----           ----
U.S. Government Agencies                 $6,868         $9,802        $15,799
Federal Reserve Bank Stock                  434            297            246
Federal Home Loan Bank Stock              1,162          2,233            747
Other                                       155            100            100
                                            ---            ---            ---
                                         $8,619        $12,432        $16,892
                                         ======        =======        =======
(1) Carried at fair value

                                             Securities Held to Maturity (2)
                                           1998           1997           1996
                                           ----           ----           ----
U.S. Government Agencies                   $478         $1,996              -
State and Municipal                         746            746              -
                                            ---            ---            ---
                                         $1,224         $2,742              -

(2) Carried at cost, adjusted for amortization of premium or accretion of discount using the interest method.

          Gross unrealized losses on securities available for sale were $2,000 at December 31, 1998 and there were no unrealized losses at December 31, 1997. Gross unrealized gains were $95,000 and $449,000 at December 31, 1998 and 1997, respectively. At December 31, 1996 gross unrealized gains and losses on securities available for sale were $90,000 and $125,000, respectively.

          At December 31, 1998 and December 31, 1997 gross unrealized gains on securities held to maturity were $30,000 and $11,000 respectively. At December 31, 1998 and 1997, gross unrealized losses on securities held to maturity were $1,000 and $37,000, respectively.

          The following table presents information on the maturities of the Company's investment securities at December 31, 1998.


                                                 Held to Maturity                     Available for Sale
                                        Amortized Cost       Fair Value          Amortized Cost      Fair Value
                                        --------------      ------------         --------------     ------------
      Due in:
       One year or less                           $111             $111              $        -     $         -
       One to five years                           570              576                     500             503
       Five to ten years                           483              504                       -               -
       After ten years                              60               61                   6,274           6,365
       Federal Reserve Bank Stock                    -                -                     434             434
       Federal Home Loan Bank Stock                  -                -                   1,162           1,162
       Other                                         -                -                     155             155
                                                ------           ------                  ------          ------
                                                $1,224           $1,252                  $8,525          $8,619
                                                ======           ======                  ======          ======

          In 1998 the average yield on investment securities was 5.75%, compared to 6.33% in 1997. At December 31,1998 and December 31, 1997, all securities with a maturity of over 10 years carried variable interest rates. The maturity characteristics of the Company's investment securities portfolio did not change materially from December 31, 1997 to December 31, 1998.

LOAN PORTFOLIO

          The table below classifies loans, net of unearned income, by major category and percentage distribution at the dates indicated:

                                                                 December 31,
                        1998                   1997                   1996                  1995                  1994
Description      Amount    Percentage   Amount    Percentage   Amount   Percentage   Amount   Percentage   Amount   Percentage
                 ------    ----------   ------    ----------   ------   ----------   ------   ----------   ------   ----------
                                                            (Dollars in thousands)
Commercial        $68,569     $ 36.37%   $50,713      33.68%    $34,021     41.50%    $25,005      42.77%   $3,444        8.39%
Real Estate       115,790       61.42     96,058      63,79      43,195     52.69      28,214      48.26    21,730       52.96
Consumer            4,163        2.21      3,819       2,53       4,759      5.81       5,245       8.97    15,860       38.65
                    -----       -----      -----       ----       -----     -----       -----       ----    ------       -----
Total            $188,522     100.00%   $150,590     100.00%    $81,975    100.00%    $58,464    100.00%   $41,034     100.00%
                 ========     =======   ========     =======    =======    =======    =======    =======   =======     =======

MATURITY SCHEDULE OF LOANS

   The table below presents information regarding the maturity of loans at December 31, 1998:

                                                      December 31, 1998

                                                        Over one
                                           One Year     through    Five Years
                                            or less     Five Years   or more

Commercial                                    $38,578      $22,780     $7,211
Real estate - construction                     44,606
Commercial real estate                          6,267       25,069     11,147
Residential real estate                           -          3,439     25,263
Installment and consumer loans                    364        3,798        -
                                                  ---        -----    -------
                                              $89,815      $55,086    $43,621


NONPERFORMING ASSETS

          Unless well secured and in the process of collection, the Company places loans on non-accrual status after being delinquent greater than ninety days, or earlier in situations in which the loans have developed inherent problems that indicate payment of principal and interest may not be made in full. Whenever the accrual of interest is stopped, previously accrued but uncollected income is reversed. Thereafter, interest is recognized only as cash is received. The loan is reinstated to an accrual basis after it has been brought current as to principal and interest under the contractual terms of the loan. As of December 31, 1998, 1997, and 1996, non-accrual loans amounted to $533,000, $3,059,000 and $50,000, respectively.

                                                                          December 31,
                                                  -------------------------------------------------------------
                                                  1998           1997           1996         1995          1994
                                                  ----           ----           ----         ----          ----
                                                                     (Dollars in thousands)
Nonaccrual loans                                 $533         $3,059           $50         $ 57           $52
Loans contractually past due 90 days or
  more and still accruing                         412          1,339           371           13            10
Troubled debt restructuring                        -               -             -            -             -
                                                  ---            ---           ---          ---           ---
  Total nonperforming loans                       945          4,398           421           70            62

Other real estate owned                           647            684            50           71            91
                                                  ---            ---            --           --            --
  Total nonperforming assets                   $1,592         $5,082          $471         $141          $153
                                               ======         ======          ====         ====          ====

Nonperforming assets to period-end total
loans and other real estate                      .84%          3.36%         0.57%        0.24%         0.37%

SUMMARY OF LOAN LOSS EXPERIENCE

         The allowance for loan losses is increased by the provision for loan losses and reduced by loans charged off net of recoveries. The allowance for loan losses is established and maintained at a level judged by management to be adequate to cover any anticipated loan losses to be incurred in the collection of outstanding loans. In determining the adequate level of the allowance for loan losses, management considers the following factors: (a) loan loss experience; (b) problem loans, including loans judged to exhibit potential charge-off characteristics, loans on which interest is no longer being accrued, loans which are past due and loans which have been classified in the most recent regulatory examination; and (c) anticipated economic conditions and the potential impact these conditions may have on individual classifications of borrowers.

         The following table presents the Company's loan loss experience for the periods indicated:


                                                                    Year Ended December 31,
                                                 -----------------------------------------------------------
                                                 1998          1997          1996          1995         1994
                                                 ----          ----          ----          ----         ----
                                                                    (Dollars in thousands)
Allowance for loan losses at
 beginning of period                              $2,573        $1,040          $854         $492          $512
Loans charged off:
 Commercial                                          126             2             5           21           124
 Real Estate                                         141            56           109          148            11
 Consumer                                             20             7             6           17            63
                                                      --             -             -           --            --
 Total                                               287            65           120          186           198

Recoveries of loans previously charged off:
 Commercial                                            1            34             6           23           116
 Real Estate                                          40             -             -            -             -
 Consumer                                             23             9            10           13            12
                                                      --             -            --           --            --
 Total                                                64            43            16           36           128
                                                      --            --            --           --           ---
Net loans charged off                                223            22           104          150            70
Provision for loan losses                            150           155           290          512            50
                                                     ---           ---           ---          ---            --
Allowance acquired through business
combination                                            -         1,400             -            -             -
                                                       -         -----         -----         ----         -----
Allowance for loan losses end of period           $2,500        $2,573        $1,040         $854          $492
                                                   =====        ------        ======         ====          ====
Average total loans (net of unearned
 income)                                        $168,271       $93,839       $69,488      $48,465       $35,714
Total loans (net of unearned income) at
 period-end                                     $188,522      $150,590       $81,975      $58,464       $41,034
Ratio of net charge-offs to average loans           0.13%         0.02%         0.15%        0.31%         0.20%
Ratio of provision for loan losses to
 average loans                                      0.09%         0.17%         0.42%        1.06%         0.14%
Ratio of provision for loan losses to net
 charge-offs                                       67.26%       704.55%       278.85%      341.33%        71.43%
Allowance for loan losses to period-end
 loans                                              1.33%         1.71%         1.27%        1.46%         1.20%

         In establishing the allowance for loan losses, in addition to the factors described above, management considers the following risk elements in the loan portfolio.

         Construction lending often involves larger loan balances with single borrowers. Construction loans involve risks attributable to the fact that loan funds are advanced upon the security of the home under construction, which is of uncertain value prior to the completion of construction. If there is a default, the Company may be required to complete and sell the home.

         Commercial real estate loans typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. Additionally, the payment experience on loans secured by income producing properties is typically dependent on the successful operation of a business or a real estate project and thus may be subject to a greater extent, to adverse conditions in the real estate market or in the economy generally.

         Consumer loans entail risks, particularly in the case of consumer loans which are unsecured, such as lines of credit, or secured by rapidly depreciable assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and involved laws, may limit the amount which can be recovered on such loans. Such loans may also give rise to claims and defenses by a consumer loan borrower against an assignee of such loan, and a borrower may be able to assert against such assignee claims and defenses which it has against the seller of the underlying collateral.

         Commercial business loans typically are made on the basis of the borrower's ability to make repayment from cash flow from its business and are secured by business assets, such as commercial real estate, accounts receivable, equipment and inventory. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself. Further, the collateral for commercial business loans may depreciate over time and cannot be appraised with as much precision as residential real estate.

DEPOSITS

         The table below presents average deposits and average rates paid, by major category, at the dates indicated:

                                                       1998                         1997                         1996
                                                       ----                        -----                         ----
                                             Average      Average          Average     Average       Average     Average
                                             Balance        Rate           Balance       Rate        Balance       Rate
                                             -------      -------          -------     -------       -------     -------
Interest-bearing deposits
   Demand/MMDA accounts                      $11,437        3.36%           $8,543       3.34%        $7,787       3.35%
   Savings                                    19,334        4.74%            2,289       4.06%           779       5.95%
   Certificates of deposit                   158,740        5.68%           96,370       5.52%        76,932       5.61%
                                             -------                        ------                    ------
Total interest bearing deposits              189,511        5.44%          107,202       5.31%        85,498       5.38%
Non interest bearing deposits                 13,595           -             6,898          -          5,800          -
Total average deposits                      $203,106        5.08%         $114,100       4.99%       $91,298       5.04%
                                            ========                      ========                   =======

          The following table is a summary of time deposits of $100,000 or more by remaining maturities at December 31, 1998:

                                    Amount          Percent
Three months or less                $3,191           32.84%
Three to twelve months               6,011           61.85%
Over twelve                            516            5.31%
                                       ---            -----
Total                               $9,718          100.00%
                                    ======          =======

SHORT TERM BORROWING

         The following table sets forth the consolidated short term borrowing. Borrowings represent advances to the Bank by the Federal Home Loan Bank of Atlanta and are secured by Federal Home Loan Bank stock, investment securities and first mortgage loans. During 1998, the Bank purchased federal funds on an unsecured basis for three consecutive days from a correspondent bank.

                                                  YEARS ENDED DECEMBER 31,
                                            1998           1997           1996
                                            ----           ----           ----
    Balance at period end                  $2,000        $13,650         $7,237
    Average balance during period         $17,806         $4,959         $1,617
    Average rate                             5.65%          5.79%          5.50%
    Maximum outstanding during period     $46,420        $13,650         $7,237

RETURN ON EQUITY AND ASSETS

            The following table sets forth ratios for Resource Bankshares and its subsidiaries considered to be significant indicators of Resource Bankshares' profitability and financial condition during the periods indicated:

                                                   RETURN ON EQUITY AND ASSETS
                                                 1998         1997         1996
                                                 ----         ----         ----
     Return on average assets                   1.27%        1.40%        1.45%
     Return on average equity                  18.19%       18.59%       20.46%
     Dividend payout ratio                     21.24%       15.06%        6.58%
     Average equity to average asset ratio      6.95%        7.54%        7.10%


Competition

         The Company operates in highly competitive environments, competing for deposits and loans with major regional and national banks, as well as other financial institutions, many of which have greater financial resources than the Company. Most maintain numerous banking locations and many perform services, such as trust services, which the Company does not offer. Many of these competitors have higher lending limits than the Company.

Regulation and Supervision of Resource Bank

         The Bank operates as a state chartered bank and is subject to supervision and regulation by the Bureau of Financial Institutions ("BFI") of the State Corporation Commission. As a member of the Federal Reserve System ("FRB"), the Bank is also supervised and regularly examined by the FRB. The state and federal banking laws and regulations govern virtually all areas of the Bank's operations including maintenance of cash reserves, loans, mortgages, maintenance of minimum capital, mergers, payment of dividends, establishment of branches and other aspects of operations.

         The deposits of the Bank are insured by the Federal Deposit Insurance Corporation ("FDIC") which insures that member banks pay depositors to the extent provided by law in the event an insured bank is closed without adequately providing for the claims of depositors. The majority of the Bank's deposits are subject to the deposit assessments of the Bank Insurance Fund ("BIF") of the FDIC. A portion of the deposits of the Bank (those acquired as a result of the merger with Eastern American) are subject to assessments imposed by the Savings Association Insurance Funds ("SAIF") of the FDIC.

         The earnings and growth of the banking industry are affected by the general conditions of the economy and by the fiscal and monetary policies of the Federal Government and its agencies, including the FRB Bank. The Board of Governors regulates money and credit conditions and, as a result, has a strong influence on interest rates and on general economic conditions. The effect of such policies in the future on the business and earnings of the Bank cannot be predicted with certainty.

Regulation and Supervision of Resource Bankshares

         As a bank holding company, Resource Bankshares is subject to state and federal banking and bank holding company laws and regulations which impose specific requirements or restrictions and provide for general regulatory oversight with respect to virtually all aspects of its operations.

         The Company is registered under the Bank Holding Company Act ("BHCA") and is subject to regulation by the Federal Reserve. The Federal Reserve has jurisdiction under the BHCA to approve any bank or non-bank acquisition, merger or consolidation proposed by a bank holding company. The Company is required to file with the FRB periodic and annual reports and other information concerning its own business operations and those of its subsidiaries. In addition, the BHCA requires a bank holding company to obtain FRB approval before it acquires, directly or indirectly, ownership or control of any voting shares of a second or subsequent bank if, after such acquisition, it would own or control more than 5% of such shares, unless it already owns or controls a majority of such voting shares. FRB approval must also be obtained before a bank holding company acquires all or substantially all of the assets of another bank or merges or consolidates with another bank holding company.

         A bank holding company may not, without providing prior notice to the FRB, purchase or redeem its own stock if the gross consideration to be paid, when added to the net consideration paid by the company for all purchases or redemptions by the company of its equity securities within the preceding 12 months, will equal 10% or more of the company's consolidated net worth unless it meets the requirements of a well-capitalized and well-managed organization.

         The Company is subject to various federal securities laws and is required to make certain periodic filings with the Securities and Exchange Commission ("SEC") as well as file certain reports on the occurrence of certain material events. The Company files quarterly, annual and current reports with the SEC. In addition, directors, officers and certain shareholders and senior management are subject to further reporting requirements including obligations to submit to the SEC reports of beneficial ownership of the Company's securities.

Employees

         At December 31, 1998, the Bank had 149 full time and 13 part time employees, in its banking and mortgage operations. None of its employees is represented by any collective bargaining unit, and the Company believes relations with its employees are good.

Item 2. Properties

         The Company leases all of its banking and mortgage origination offices. Leases covering banking operations are long term with renewal provisions designed to assure the Company that it will continue to operate in the facilities for the foreseeable future. Details of the Company's leases may be reviewed in Note 12 of the Notes to Consolidated Financial Statements included as Exhibit 99.1 of this Form 10-K. The Company purchased a four acre lot in Herndon, Virginia in December 1997 for future construction of a Northern Virginia regional office which management anticipates will accommodate the Company's administration and branch offices that are currently located in Herndon. The project is currently in the design phase with completion of the facility expected in 2000.

Item 3. Legal Proceedings

         In the ordinary course of business, the Company may, from time to time, be party to various legal proceedings. The Company does not believe the outcome of these proceedings, individually or in the aggregate, will have a material adverse effect on the Company's business, financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

         No matters were submitted to the Company's shareholders for a vote during the fourth quarter of 1998.

PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters

         The Company's common stock is listed on the American Stock Exchange ("Amex") under the symbol "RBV". Prior to July 23, 1998, the Company's Common Stock was listed on the Nasdaq National Market System ("Nasdaq/NM") under the symbol "RBKV". The high and low closing sales prices of the Company's common stock during 1998 and 1997, as well as information on cash dividends, are set forth in the following table. All per share figures have been adjusted to reflect a two-for-one stock split on July 1, 1998.

         At the time the current management assumed control of the Bank's day to day operations in 1993, the Bank had accumulated a significant deficit. The Bank was prohibited from paying dividends under Virginia banking law until it had restored any deficits in its capital funds as originally paid in. Additionally, Federal Reserve Board regulations limit the payment of dividends to net profits, as defined, of the current year, plus retained net profits of the previous two years. Consequently, until 1996, these regulations precluded the Bank from paying dividends.

         In each of January 1996 and April 1997, the Bank's Board of Directors approved a one-time dividend of $0.05 and $0.125 per share, respectively, contingent upon approval of the Board of Governors of the Federal Reserve System and the Virginia Bureau of Financial Institutions. Subsequently, the dividends were approved by the relevant regulatory authorities, subject to certain provisions of Regulation H of the Federal Reserve System. These provisions required the Bank to obtain approval of at least two-thirds of the holders of its Common Stock. Accordingly, the shareholders approved the $0.05 dividend at the 1996 Annual Meeting of Shareholders and the $0.125 dividend at the 1997 Annual Meeting of Shareholders. As a result of the Company's improved financial position, such approvals are no longer required as long as the Company continues to achieve satisfactory earnings.

              AMEX 1998                HIGH         LOW     CASH DIVIDEND PAID

      Fourth Quarter                 $21.00      $16.50            $0.06
      Third Quarter (July 23 -
      September 30)                   24.50       16.88             0.06

      NASDAQ/NM 1998
      Third Quarter (July
      1-July 22)                      24.00       22.50
      Second Quarter                  25.00       20.00             0.06
      First Quarter                   23.00       18.00             0.06

      1997
      Fourth Quarter                  22.50       13.75             ----
      Third Quarter                   14.50       11.75            0.125
      Second Quarter                  13.00        9.25             ----
      First Quarter                   10.25        9.00             ----

The Company's 2,476,824 common shares outstanding were held by approximately 872 shareholders of record at March 25, 1999.

Item 6.Selected Consolidated Financial Data

         The following consolidated summary sets forth selected financial data for the Company and its subsidiaries for the periods and at the dates indicated. The following summary is qualified in its entirety by the Company's financial statements included as part of this Form 10-K.

                                                                       Years Ended December 31
                                                  1998          1997           1996            1995           1994
                                                  ----          ----           ----            ----           ----
INCOME STATEMENT DATA:                                      (Dollars in thousands, except per share data)
  Gross interest income ....................    $19,746       $10,937           $8,295         $6,046         $3,988
  Gross interest expense ...................     11,336         5,983            4,690          3,500          1,905
  Net interest income ......................      8,410         4,954            3,605          2,546          2,083
  Provision for possible loan losses .......        150           155              290            512             50
  Net interest income after provision for
    loan losses ............................      8,260         4,799            3,315          2,034          2,033
  Non-interest income ......................      7,943         4,520            2,755          2,012          1,341
  Non-interest expense .....................     11,565         6,533            4,451          3,285          2,904
  Income before income taxes ...............      4,638         2,786            1,619            761            471
  Income taxes (benefit) ...................      1,591           965              153           (144)          (180)
  Net income ...............................      3,047         1,821            1,466            905            651

PER SHARE DATA (1):
  Net income (2) ...........................      $1.24        $ 0.92           $ 0.79         $ 0.54         $ 0.39
  Cash dividends ...........................        .24         0.125             0.05              -              -
  Book value at period end .................       7.18          6.36             4.47           3.44           2.68
  Tangible book value at period end ........       7.18          6.36             4.47           3.44           2.68

PERIOD-END BALANCE SHEET DATA:
  Total assets .............................   $233,460      $209,330         $115,836        $87,352        $63,735
  Total loans (net of unearned income) .....    188,522       150,590           81,975         58,464         41,034
  Total deposits ...........................    206,219       169,508           99,179         80,905         54,918
  Long-term debt ...........................      5,300         7,300                -              -              -
  Shareholders' equity .....................     17,789        15,602            8,655          5,810          4,525

PERFORMANCE RATIOS
  Return on average assets .................       1.27%         1.40%            1.45%          1.24%          1.18%
  Return on average shareholders' equity ...      18.19%        18.59%           20.46%         17.93%         14.38%
  Average shareholders' equity to average
    total assets ...........................       6.96%         7.54%            7.10%          6.90%          8.16%
  Net interest margin (3) ..................       3.62%         3.90%            3.70%          3.62%          4.00%
  Earnings to fixed charges
    Excluding interest on deposits .........       5.55x        10.32x           17.52x          4.16x          5.57x
    Including interest on deposits .........       1.41x         1.46x            1.34x          1.30x          1.25x

ASSET QUALITY RATIOS
  Net charge-offs to average loans .........        .13%         0.02%            0.15%          0.31%          0.20%
  Allowance to period-end loans ............       1.33%         1.71%            1.27%          1.46%          1.20%
  Allowance to nonperforming loans .........     264.55%        58.50%          247.03%       1220.00%        793.55%
  Nonaccrual loans to loans ................       0.28%         2.03%            0.06%           .10%          0.13%
  Nonperforming assets to loans and
    foreclosed properties ..................        .84%         3.36%            0.57%          0.24%          0.37%
  Risk-based capital ratios
    Tier 1 capital .........................       9.23%         9.69%           10.22%          9.61%         10.23%
    Total capital ..........................      10.48%        10.93%           11.45%         10.86%         11.28%
  Leverage capital ratio ...................       7.52%         9.67%            7.04%          6.25%          7.22%
  Total equity to total assets .............       7.62%         7.45%            7.47%          6.65%          7.10%

------------------
(1) All per share figures have been adjusted to reflect a two-for-one stock split on July 1, 1998.
(2) Net income per share is computed using the weighted average outstanding shares.
(3) Net interest margin is calculated as tax-equivalent net interest income divided by average earning assets and represents the Corporation's net yield on its earning assets.

Item 7. Managements Discussion and Analysis of Financial Condition and Results of Operations

          In addition to historical information, the following discussion contains forward looking statements that are subject to risks and uncertainties that could cause the Company's actual results to differ materially from those anticipated. These forward looking statements include, but are not limited to, statements regarding the Company's management of credit risk, credit policies generally, allowances for loan losses, and the affect of increasing interest rates on the Company's profitability. Several factors, including the Virginia and national economy, the demand for residential mortgage loans, and the adequacy of the Company's Year 2000 readiness could have a material affect on the Company's anticipated results. Readers are cautioned not to place undue reliance on these forward looking statements, which reflect management's analysis only as of the date of this Form 10-K.

          On December 1, 1997, the Bank acquired Eastern American Bank, FSB, in a business combination accounted for under the purchase method of accounting, whereby the purchase price was allocated to the underlying assets acquired and liabilities assumed based on their respective fair values at the time of acquisition. In exchange for issuing shares of the Bank's common stock to Eastern American Bank's shareholders, the Bank acquired $66,514,000 in assets (including cash of $12,539,000), $48,082,200 in net loans, and assumed $52,844,000 in deposit liabilities. Accordingly, these acquired assets and liabilities contributed to the growth in total assets and liabilities of the Bank for the year ended December 31, 1997 (See Note 18 to the consolidated financial statements). The Company's 1997 results include results by operations from the former Eastern American Bank for the month of December 1997.

          The following discussion should be read in conjunction with the Company's Financial Statements and Notes thereto included as Exhibit 99.1 of this Form 10-K.

Results of Operations and Financial Condition

          The Company had net income of $3,046,800, $1,821,200 and $1,466,200 for 1998, 1997 and 1996, respectively. This constituted net basic earnings per common share of $1.24 for 1998, $0.92 for 1997, and $0.79 for 1996. With the diluted effect of common stock equivalents, earnings per common share increased by 36.1% to $1.13 for 1998, from $0.83 in 1997 and $0.76 in 1996. The expanded levels of earning assets increased net interest income during 1998 significantly over 1997 and 1996. This factor, along with managed expense control and expansion of the business loan portfolio, provided the basis for increased earnings.

          At December 31, 1998, 66.3% of total loans were due in one year or less. Floating rate loans with maturities of one year or less represented 58.2% of total loans, and the remainder of such loans had fixed rates.

          Average loans, net of unearned income, to average deposits were 82.8%, 82.2% and 76.1% in 1998, 1997 and 1996, respectively.

Net Interest Income

         Net interest income, before provision for loan losses, increased by 69.8% in 1998 over 1997 to $8,409,983. Net interest income increased by 37.4% in 1997 over 1996 to $4,954,100. The increases in net interest income in 1998 and 1997 were closely proportionate with the increase in average earning assets and interest bearing liabilities during 1998 and 1997, respectively. During 1998, due to the Eastern American Bank merger that closed in December 1997 and the continued expansion of commercial lending activities, average loans increased 79.3% to $168,271,463. Average loans increased 35% in 1997 to $93,839,500. Due to the merger transaction and the competitive pricing of the Company's deposit products, average total deposits increased 78.0% to $203,105,754 in 1998. Average total deposits increased 25.0% to $114,100,000 in 1997. Average funds borrowed from the Federal Home Loan Bank increased by 259.0% to $17,794,425 in 1998 and by 206.7% in 1997. As part of its mortgage banking operations, funds were advanced on behalf of investor banks in settlement of mortgage loans. Average funds advanced in settlement of such loans increased 203.6% to $39,934,270 in 1998. Average funds advanced in settlement of mortgage loans increased by 96.7% in 1997 to $13,153,300. Average securities decreased 22.3% to $12,386,419 in 1998, and decreased by 5.6% to $15,934,900 in 1997. Average certificates of deposit invested at other banks declined slightly, down 6.2% from 1997 to 1998, to $937,808. Average certificates of deposit invested at other banks were $1,000,000 in 1997 and 1996.

Allowance for Loan Losses

         The ratio of net loans charged off to average loans outstanding was 0.13%, 0.02% and 0.15% in 1998, 1997 and 1996, respectively. The allowance for loan losses as a percentage of loans at year end was 1.33%, 1.71% and 1.27% at December 31, 1998, 1997 and 1996, respectively. The level of non-performing loans at year end was $945,000, $4,398,000 and $421,000 in 1998, 1997 and 1996,
or 0.50%, 2.92% and 0.51% of total loans, respectively. Management made a provision for loan losses of $150,000 in 1998, $155,000 in 1997 and $290,000 in 1996.

         The majority of non-accrual loans emanated from Eastern American Bank at the time of the merger in December 1997. The Company executed a plan to substantially reduce the level of non-accruing loans in its Northern Virginia portfolio during 1998. As the result of significant reductions in problem assets and the addition of several experienced commercial lending officers, management believes that asset quality within the Northern Virginia loan portfolio at December 31, 1998, was comparable to the rest of the Bank.

          In establishing the allowance for loan losses, management considers a number of factors, including loan asset quality, related collateral and economic conditions prevailing during the loan's repayment. In its loan policies, management emphasizes the borrower's ability to service the debt, the borrower's general creditworthiness and the quality of collateral. While management believes that the allowance is sufficient for the existing loan portfolio, there can be no assurances that an additional allowance for losses on existing loans may not be necessary in the future, particularly if economic conditions within the Company's market areas were to deteriorate.

Potential Problem Loans

         At December 31, 1998, the Company had $533,000 in non-accrual loans, a reduction of 82.6% from December 31, 1997. The Company had $412,000 in loans past due 90 days or more that were still accruing at December 31, 1998. In addition to loans on either non-accrual status or loans past due 90 days or more and still accruing, management had identified $1,220,000 of loans that have been internally classified. These loans require more than normal attention and are potentially problem loans.

         At December 31, 1997, the Bank had $3,059,000 in non-accrual loans and $1,339,000 of loans past due 90 days or more that were still accruing. In addition to loans on either non-accrual status or loans past due 90 days or more and still accruing, the Bank had identified $1,842,800 of loans that were internally classified.

Noninterest Income and Noninterest Expenses

         Noninterest income was $7,943,413 in 1998, an increase of 75.7% over 1997. This increase was due to the merger transaction with Eastern American Bank and income derived from mortgage banking operations. Noninterest income was $4,520,000 in 1997 a 64.1% increase over 1996, derived primarily from mortgage banking operations. The general decline in market interest rates, which began in 1995 and continued into 1998, was a factor in the increase of mortgage banking income of 71.7% in 1998 to $7,062,445. Mortgage banking income increased by 69.4% in 1997 over 1996 to $4,111,000. Because of the uncertainty of future loan origination volume and the future level of interest rates, there can be no assurance that the Company will realize the same level of mortgage banking income in future periods. Other noninterest income from fees and service charges in 1998, increased by 115.2% to $880,968, mainly from the increased volume of deposit account activity after the merger transaction.

         Total noninterest expense was $11,565,616 in 1998, a 77.0% increase over 1997. All areas of noninterest expenses were affected by the increased volume in the mortgage banking operations and the merger transaction. As the result of the merger with Eastern American Bank, approximately 30 full-time employees and 3 office locations were integrated into the Bank's operations. Total noninterest expense was $6,533,000 in 1997, an increase of 46.8% over 1996. The largest component of noninterest expense, salaries and employee benefits, increased 65.7% in 1998 over 1997 to $6,686,381. Salaries and employee benefits increased 52.0% in 1997 to $4,035,900. This category comprised 57.8% of the total noninterest expense in 1998, 61.8% in 1997 and 59.7% in 1996. Occupancy expense increased 90.7% in 1998 over 1997 to $1,089,447. Occupancy expense increased 46.2% in 1997 over 1996. Depreciation and equipment maintenance expense increased 65.7% in 1998 over 1997 to $759,330. Depreciation and equipment maintenance expense increased 29.9% in 1997 over 1996. Outside computer service expense increased 125.5% to $547,160 in 1998. Outside computer service expense increased 87.4% in 1997 to $242,900. Federal Deposit Insurance Corporation ("FDIC") premiums increased 321% to $52,580 in 1998 over 1997.
FDIC premiums increased 522.6% to $12,500 in 1997 from $2,000 in 1996.

         As the result of the merger with Eastern American Bank, FDIC insurance premiums are assessed on the Bank's deposit base on a pro rata basis whereby approximately 68 percent of the Bank's deposits are subject to Bank Insurance Fund ("BIF") rates, and approximately 32 percent of deposits are subject to Savings Association Insurance Fund ("SAIF") rates. This ratio of BIF and SAIF assessment rates was established at the time of merger, based on the relative sizes of the Bank and Eastern American Bank deposit bases at December 1, 1997. See "Part I. Item 1. Business - Regulation and Supervision of Resource Bank."

Income Taxes

          Applicable income taxes on 1998 earnings amounted to $1,590,933, resulting in an effective tax rate of 34.3% compared to 34.6% in 1997 and 9.5% in 1996.

          The effective rate differed from statutory rates for the year ended December 31, 1996, due to the Bank's utilization of net operating loss carryforwards for financial statement purposes during 1996. As a result, the Bank recorded a deferred tax asset and related income tax benefit of $448,127 for the realization of these loss carryforwards in 1996. All net operating loss carryforwards were fully utilized in the year ended December 31, 1997 for financial statement and income tax return purposes.

Liquidity

         The Company's funding requirements are supplied from a range of traditional sources, including various types of demand deposits, money market accounts, certificates of deposit and short-term borrowings. Large certificates of deposit accounted for 4.71%, 2.2% and 0.10% of total deposits at December 31, 1998, 1997 and 1996, respectively. Federal Home Loan Bank of Atlanta ("FHLB") advances were also utilized as funding sources, with $7,300,000 and $20,950,000 in such advances outstanding at December 31, 1998 and December 31, 1997, respectively. Pursuant to the terms of a variable rate line of credit with the FHLB, the Bank may borrow up to $30,000,000. This FHLB credit facility has no expiration date, but is re-evaluated periodically to determine the Bank's creditworthiness, and can be prepaid at anytime. Additionally, the Bank has a warehouse line of credit collateralized by first mortgage loans, amounting to $50,000,000 which expires December 2, 1999. As of December 31, 1998, there was no balance drawn from this line of credit. Management has no reason to believe these arrangements will not be renewed.

         Management seeks to ensure adequate liquidity to fund loans and meet the Company's financial requirements and opportunities. To provide liquidity for current, ongoing and unanticipated needs, the Company maintains short-term interest bearing certificates of deposits, federal funds sold, and a portfolio of debt securities. The Company also structures and monitors the flow of funds from debt securities and from maturing loans. As securities are generally purchased to provide a source of liquidity, most are classified as securities available-for-sale when purchased. Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a net amount in a separate component of stockholders' equity until realized. Securities are composed primarily of governmental or quasi-governmental agencies. Net unrealized appreciation, net of tax effect, on securities available-for-sale was $60,929 and $296,400 at December 31, 1998 and 1997, respectively. The Company from time to time also maintains short-term interest bearing certificates of deposit with other financial institutions. These certificates of deposit amounted to $0 and $1,000,000 at December 31, 1998 and 1997, respectively. Federal funds sold to correspondent institutions were $800,000 and $1,920,000 at year end 1998 and 1997, respectively.

         The Company raised approximately $9,200,000 of additional capital in the first quarter of 1999 by issuing 368,000 Trust Preferred Securities at a price of $25.00 per Security. The Trust Preferred Securities feature a 9.25% coupon. The Company has, in turn, purchased $5,000,000 of non-cumulative 9.25% Preferred Stock issued by the Bank. This Preferred Stock will qualify as Tier 1 capital for the Bank for regulatory purposes. Management believes that this additional Tier 1 capital will provide the Bank with an increased loans to one borrower limitation, and the ability to continue to grow its balance sheet while maintaining its well capitalized status. The Preferred Stock 9.25% coupon will match the coupon of the Trust Preferred Securities.

         The remainder of funds generated by the Trust Preferred Securities offering, estimated at $3,900,000 after offering expenses, will be invested in marketable securities and used by the Company in its stock repurchase program. The marketable securities will be held as available-for-sale to meet liquidity needs. The Company's stock repurchase program will be used to offset the otherwise dilutive effects of stock options granted to the Company's management as employment recruitment and retention perquisites.

Impact of Accounting Pronouncements

         Financial Accounting Standards Board Statement No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, was issued in June 1998. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management will assess the impact, if any, on the Company's financial statements.

         The American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-1, ACCOUNTING FOR COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE. This SOP is effective for financial statements for fiscal years beginning after December 31, 1998. The SOP requires entities to capitalize certain internal-use software costs once certain criteria are met. Generally, internal costs with respect to software configuration and interface, coding, installation to hardware, testing (including parallel processing), and data conversion costs allowing access of old data by new systems should be capitalized. All other data conversion costs, training, application maintenance, and ongoing support activities should be expensed. The Company will adopt this SOP in 1999 and does not expect it to have a material effect on the Company's consolidated financial condition or consolidated results of operations.

         The American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-5, REPORTING ON THE COSTS OF STARTUP ACTIVITIES, in April 1998. The SOP requires such costs to be expensed as incurred instead of being capitalized and amortized. It applies to startup activities and costs of organization of both development state and established operating activities, and it changes existing practice for some industries. The SOP broadly defines startup activities as those one-time activities that relate to the opening of a new facility, introduction of a new product or service, doing business in a new territory, initiating a new process in an existing facility, doing business with a new class of customer or beneficiary, or commencing some new operation. The SOP is effective for financial statements for fiscal years beginning after December 15, 1998. Consistent with banking industry practice it is the Company's policy to expense such costs. Therefore, this SOP is not expected to materially affect the Company's financial position or results of operations.

Capital Resources and Adequacy

       The Federal Reserve Board, the FDIC and the Office of the Comptroller of the Currency have issued substantially similar risk-based and leverage capital guidelines applicable to banking organizations they supervise. Due to the Bank's capitalization, the Company is classified as "well capitalized".

         The Company's year-end capital-to-asset ratio was 7.62% at December 31, 1998 as compared to 7.45% at December 31, 1997.

         The capital adequacy standards are based on an established minimum for Risk-Based Capital, Tier 1 Risk-Based Capital and the Tier 1 Leverage Ratio.

         The following table summarizes the Company's regulatory capital ratios at December 31, 1998.

                                        Required Ratio            Actual Ratio
                                        --------------            ------------
              Tier 1 risk-based              4.00%                    9.23%
              Total risk-based               8.00%                   10.48%
              Tier 1 leverage           4.00 to 5.00%                 7.52%

         The Company is in full compliance with all relevant regulatory capital requirements.

Year 2000 Compliance

         The ability of the Company's computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a 2-digit year after 1999 is commonly referred to as the "Year 2000" issue. The Year 2000 issue is the result of computer programs and equipment which are dependent on "embedded chip technology" using two digits rather than four to define the applicable year. Any of the Company's computer programs or equipment that are date dependent may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, or a temporary inability to process transactions, or otherwise engage in similar normal business activities.

       The Company adopted a five phase plan of action developed by the Federal Financial Institutions Examination Council ("FFIEC") to address Year 2000 issues. During phase one, "awareness," the Company developed an overall strategy and timetable for the completion of all Year 2000 requirements. Phase two, "assessment," involved analyzing, prioritizing and putting all internal systems, both information technology (IT) and non-IT systems, on track for Year 2000 compliance according to the timetable established in the awareness phase. The Company has no proprietary or in-house developed systems or software, so non-IT systems are limited to infrastructure and communications. During the third phase, "renovation," necessary upgrades were ordered for hardware and software. In addition, each of the Company's vendors was contacted regarding their Year 2000 progress. Phases one through three have been completed.

         The Company changed data processors in late 1997 and is processed by a Service Bureau which houses and maintains all hardware, software and backups applicable to updating and maintaining the Company's customer and financial records. Because this is the area of greatest risk to the Company with regard to Year 2000 issues, this arrangement means the Company must carefully oversee the efforts of the vendor to ensure Year 2000 compliance is complete and timely. The data processor has renovated and tested its systems and has supplied a series of reports of their progress. The final stages of its live data testing was scheduled during the first quarter of 1999 and to date all applications have tested Year 2000 ready.

         As the Company proceeds with the fourth phase, "validation," it will continue to monitor the validation of all its vendors' systems, as well as continue validation of its internal systems through ongoing actual real life testing of all the new upgrades and components. The Company will continue testing and validation throughout the remainder of 1999 to ensure the continuing reliability of its systems.

         The final phase, "implementation," will occur at the turn of the century with the readiness to execute contingency plans if necessary. Contingency plans include alternatives for each critical system, which should allow business to continue with little or no interruption past the turn of the century. These alternatives are being subjected to the same process as the Company's primary service providers. Additionally, the contingency plans include performing tasks manually if necessary, until the appropriate applications are operational.

         In addition to verifying its internal and vendor supplied systems, the Company has provided compliance certification questionnaires to its customers in order to determine their ability to be Year 2000 compliant. If a customer does not respond to the questionnaire or if its response does not provide the Company with adequate assurance that such customer's failure to be Year 2000 compliant would not have a material adverse effect on the Company, the Company is entitled to take steps to terminate its relationship with the customer before December 31, 1999.

         Costs to date directly attributable to the Year 2000 project have not been substantial due to the fact that the change in data processors and the acquisition of a bank in late 1997 required a complete upgrade of all desktop computer systems and servers. Year 2000 compliance was an important part of all purchases and management believes that any known issues were corrected. The Year 2000 progress of all data processing companies is being monitored by outside auditors and regulators and the Company receives regular reports regarding the progress. Costs to date total $35,000; however, testing by outside vendors may exceed $100 thousand based on best estimates available to date. Management anticipates that these funds will be financed internally.

         Because the Company had a detailed Business Continuation Plan before the Year 2000 plan began, various potential business interruptions and alternatives were already documented which would permit a short term continuance as long as the data processor preserves the ability to update records. Loss of the data processor is the greatest risk to the Company. The Year 2000 progress of all data processing companies is being monitored by outside auditors and regulators and the Company receives regular reports regarding the progress. While a change of data processors would be time consuming, the Company's contingency plans include alternatives for each critical system, as well as plans to perform tasks manually if necessary, until appropriate applications are operational.

         The Company's Year 2000 readiness is subject to supervision by the Federal Reserve System through examination for compliance with the guidance issued by the FFIEC. Should the Company's readiness be found deficient , it could be subject to informal enforcement actions such as written notification of deficiencies to be remediated, to formal enforcement actions such as civil penalties, temporary cease and desist orders requiring immediate corrective actions, and the possible public release of any such cease and desist order.

         If the Company and its customers, suppliers and vendors were not Year 2000 compliant by January 1, 2000, the most reasonably likely worst case scenario would be a temporary shutdown of operations. Any such shutdown could have a material adverse effect on the Company's results of operations, liquidity and financial position.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

         Management's methodology to measure interest rate sensitivity includes an analysis of the potential gain or loss in future fair values of interest rate sensitive instruments. The Company's analysis assumes a hypothetical 200 basis point instantaneous and parallel shift in the yield curve in interest rates. A present value computation is used in determining the effect of the hypothetical interest rate changes on the fair value of its interest rate sensitive instruments as of December 31, 1998. Computations of prospective effects of hypothetical interest rate changes are based on many assumptions, including relative levels of market interest rates, loan prepayments and deposit decay. They should not be relied upon as indicative of actual results. Further, the computations do not contemplate certain actions management could undertake in response to changes in interest rates. Certain shortcomings are inherent in this method of analysis. If market conditions vary from assumptions used in the calculation of present value, actual values may differ from amounts disclosed. However, if a hypothetical, parallel and instantaneous 200 basis point increase and decrease were experienced, net fair values of interest sensitive instruments would be decreased by $957,000 and increased by $621,000, respectively.

     This fair value analysis, performed for the Company by a third party vendor, tends to overstate interest rate risk within the Company's balance sheet. The analysis assigns the contractual long term maturity to mortgage loans within the funds advanced for settlement account. Such loans are generally held by the Company for less than 60 days, being pre-sold to third party purchasers when the individual borrowers lock in their interest rates. This extension of loan terms within this category of the Company's balance sheet increases interest rate risk sensitivity calculated by the analysis.


       The analysis also does not include a forecast of loan and deposit volume changes due to the hypothetical 200 basis point interest rate change. In addition, anticipated increased volume in the Company's mortgage banking operation from a 200 basis point decrease in rates is not included in the analysis. This expected volume increase in mortgage lending as the result of a decline in interest rates would positively impact the Company's earnings.

         The standard algebraic formula for calculating present value is utilized. The calculation discounts the future cash flows of the Company's portfolio of interest rate sensitive instruments to present value utilizing techniques designed to approximate current market rates for securities, current offering rates for loans, and the cost of alternative funding for the given maturity of deposits, and then assumes a 200 basis point instantaneous and parallel shift in these rates. The difference between these numbers represents the resulting hypothetical change in the fair value of interest rate sensitive instruments.

         Other significant assumptions used in the calculation include: (1) no growth in volume (i.e., replacement of maturities in like instruments, with no change in balance sheet mix); (2) constant market interest rates reflecting the average rate from the last month of the given quarter; and (3) pricing spreads to market rates derived from an historical analysis, or from assumptions by instrument type.

         The Company is not engaged in investment strategies involving derivative financial instruments. Asset and liability management is conducted without the use of forward-based contracts, options, swap agreements, or other synthetic financial instruments.

Item 8. Financial Statements and Supplementary Data

         The following financial statements are included in Exhibit 99.1 of this Form 10-K.

     Balance sheets - December 31, 1998 and 1997
     Statements of income - Years ended December 31, 1998 and 1997
     Statements of stockholders' equity - Years ended December 31, 1998 and 1997 Statements of cash flows - Years ended December 31, 1998 and 1997
     Notes to financial statements - December 31, 1998 and 1997

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not applicable.

Part III

Item 10. Directors and Executive Officers of the Registrant

Item 11. Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management

Item 13. Certain Relationships and Related Transactions

         In accordance with General Instruction G(3) of Form 10-K, the information called for in Part III is incorporated by reference from the Company's Proxy Statement to be filed no later than April 30, 1999 in connection with the Company's 1999 Annual Meeting of Shareholders.

Part IV

Item 14.Exhibits, Financial Statement Schedules and Reports on Form 8-K

         (a) The following documents are filed as part of this report:

         1. The following consolidated financial statements of the Company as of December 31, 1998 and 1997 and for the years then ended, and the auditors' report thereon are included in this Form 10-K as Exhibit 99.1:

                        CONSOLIDATED FINANCIAL STATEMENTS

  Consolidated Balance Sheets - December 31, 1998 and 1997

  Consolidated Statements of Income - Years Ended December 31, 1998 and 1997

  Consolidated Statements of Stockholders' Equity - Years Ended December 31, 1998 and 1997

  Consolidated Statements of Cash Flows - Years Ended December 31, 1998 and 1997 Notes to Consolidated Financial Statements Report of Independent Auditors

         2.   Financial Statement Schedules - None.

         3. The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this Form 10-K and such Exhibit Index is incorporated herein by reference.

         (b)  Reports on Form 8-K in quarter ended December 31, 1998:  None

         (c) The exhibits on the accompanying Exhibit Index are filed or incorporated by reference as part of this Form 10-K and such Exhibit Index is incorporated herein by reference.

         (d) Financial Statements excluded from Annual Report pursuant to Rule 14a-3(b)- Not applicable.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the under-signed, thereunto duly authorized.


                                   RESOURCE BANKSHARES CORPORATION




                                        /s/ Lawrence N. Smith
                                        ---------------------
                                President and Chief Executive Officer
                                           Date: 3/29/1999




                                      /s/ Eleanor J. Whitehurst
                                      -------------------------
                          Senior Vice President and Chief Financial Officer
                                           Date: 3/29/1999

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Lawrence N. Smith and John B. Bernhardt and each of them individually, as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

In accordance with Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ John B. Bernhardt               Chairman of the Board                       Date: 3/29/1999
---------------------               Director
John B. Bernhardt

/s/ Lawrence N. Smith               President                                   Date:  3/29/1999
---------------------               Chief Executive Officer
Lawrence N. Smith                   (Principal Executive Officer)
                                    Director

/s/ Eleanor J. Whitehurst           Senior Vice President                       Date: 3/29/1999
-------------------------           Chief Financial Officer
Eleanor J. Whitehurst               (Principal Financial and
                                    Accounting Officer)


/s/ Alfred E. Abiouness             Director                                    Date: 3/29/1999
-----------------------
Alfred E. Abiouness

/s/ Thomas W. Hunt                  Director                                    Date: 3/29/1999
------------------
Thomas W. Hunt

/s/ Louis Ray Jones                 Director                                    Date: 3/29/1999
-------------------
Louis Ray Jones

/s/ Arthur Russell Kirk             Director                                    Date: 3/29/1999
-----------------------
Arthur Russell Kirk

/s/ Elizabeth A. Twohy              Director                                    Date: 3/29/1999
----------------------
Elizabeth A. Twohy

                                               EXHIBIT INDEX
                                      RESOURCE BANKSHARES CORPORATION


  EXHIBIT
    NO.                                         DESCRIPTION
    2.1              Amended and Restated  Agreement and Plan of Merger,  dated as of April 8, 1997       *
                     between  Resource  Bank  and  Eastern  American  Bank  FSB.  (Incorporated  by
                     reference  to  Resource  Bank's  Proxy  Statement  previously  filed  with the
                     Federal Reserve on June 24, 1997.)

    3.1              Amended  and  Restated  Articles  of  Incorporation  of  Resource   Bankshares       *
                     Corporation.  (Incorporated  by reference to Registrant's  Form 8-K previously filed with the Commission on July 1, 1998.)

    3.2              Bylaws of Resource  Bankshares  Corporation.  (Incorporated  by  reference  to       *
                     Registrant's Form 8-K previously filed with the Commission on July 1, 1998.)

    4.1              Certificate of Trust of Resource  Capital Trust I.  (Incorporated by reference       *
                     to the Registrant's  Registration  Statement on Form S-2,  Commission File No.
                     333-70361, previously filed with the Commission on January 8, 1999.)

    4.2              Trust   Agreement  dated  December  23,  1998  between   Resource   Bankshares       *
                     Corporation and Wilmington  Trust Company.  (Incorporated  by reference to the
                     Registrant's   Registration   Statement  on  Form  S-2,  Commission  File  No.
                     333-70361, previously filed with the Commission on January 8, 1999.)

    4.3              Form of Amended and Restated  Declaration of Trust for Resource  Capital Trust       *
                     I.  (Incorporated by reference to the Registrant's  Registration  Statement on
                     Form S-2, Commission File No. 333-70361,  previously filed with the Commission on January 8, 1999.)

    4.4              Form of Junior Subordinated  Indenture between Resource Bankshares Corporation       *
                     and Wilmington  Trust Company,  as Trustee.  (Incorporated by reference to the
                     Registrant's   Registration   Statement  on  Form  S-2,  Commission  File  No.
                     333-70361, previously filed with the Commission on January 8, 1999.)

    4.5              Form of Capital  Security  (included in Exhibit 4.3 above).  (Incorporated  by       *
                     reference to the Registrant's  Registration  Statement on Form S-2, Commission
                     File No. 333-70361, previously filed with the Commission on January 8, 1999.)

    4.6              Form of Junior  Subordinated  Debt  Security  (included in Exhibit 4.4 above).       *
                     (Incorporated by reference to the Registrant's  Registration Statement on Form
                     S-2,  Commission File No.  333-70361,  previously filed with the Commission on
                     January 8, 1999.)


    4.7              Form of  Guarantee  Agreement  with  respect  to Trust  Securities  issued  by       *
                     Resource  Capital  Trust I.  (Incorporated  by reference  to the  Registrant's
                     Registration Statement on Form S-2, Commission File No. 333-70361,  previously filed with the Commission on January 8, 1999.)

    4.8              Form of Escrow  Agreement  among McKinnon & Company,  Inc.,  Resource  Capital       *
                     Trust  I,  Resource  Bankshares  Corporation  and  Wilmington  Trust  Company.
                     (Incorporated by reference to the Registrant's  Registration Statement on Form
                     S-2,  Commission File No.  333-70361,  previously filed with the Commission on
                     January 8, 1999.)

    10.1             Director's  Stock  Option  Agreement  dated June 15,  1989.  (Incorporated  by       *
                     reference  to  Registrant's  Form  10-KSB  previously  filed with the  Federal
                     Reserve on April 28, 1993.)

    10.2             Non-Employee  Director  Incentive  Stock  Option  Plan  dated  June 15,  1989.       *
                     (Incorporated by reference to Registrant's  Form 10-KSB  previously filed with the Federal Reserve on April 28, 1993.)

    10.3             Lease  Agreement  dated  November  1,  1990  by  and  between  Birchwood  Mall       *
                     Associates  and Resource Bank and letter dated November 12, 1992 from Resource
                     Bank to Fleder,  Caplan,  Jaffee Associates to amend the lease.  (Incorporated by reference to  Registrant's  Form 10-KSB  previously  filed with the Federal
                     Reserve on April 28, 1993.)

    10.4             Resource Bank 1993 Long-Term  Incentive  Plan.  (Incorporated  by reference to       *
                     Registrant's  Form 10-KSB  previously  filed with the Federal Reserve on March
                     22, 1994.)

    10.5             Resource Bank 1993 Long-Term  Incentive Plan, First  Amendment.  (Incorporated       *
                     by reference to  Registrant's  Form 10-KSB  previously  filed with the Federal
                     Reserve on March 30, 1995.)

    10.6             Lease Agreement dated September 22, 1994 by and between Resource  Mortgage and       *
                     A.R.  Marketing,  Inc.  (Incorporated by reference to Registrant's Form 10-KSB previously filed with the Federal Reserve on March 30, 1995.)

    10.7             Assignment  of Lease  dated  February  28,  1994  with  Resource  Mortgage  to       *
                     Contract  Publishing,  Inc.  (Incorporated  by reference to Registrant's  Form
                     10-KSB previously filed with the Federal Reserve on March 30, 1995.)

    10.8             Resource Bank 1994 Long-Term  Incentive  Plan.  (Incorporated  by reference to
                     Registrant's  Form 10-KSB  previously  filed with the Federal Reserve on March
                     30, 1995.)


    10.9             Lease  Agreement  and Addendum to Lease both dated April 20,  1995,  and First       *
                     Lease  Amendment  dated  December  13, 1995 to Lease by and between Glen Forst
                     Professional  Center Associates and Resource Bank.  (Incorporated by reference to  Registrant's  Form 10-KSB  previously  filed with the  Federal  Reserve on
                     March 20, 1996.)

    10.10            Lease  Agreement  dated April 1, 1994 by and between  Whooping  Crane  Limited       *
                     Partnership  and  Southern  Mortgage  Financial   Company.   (Incorporated  by
                     reference  to  Registrant's  Form  10-KSB  previously  filed with the  Federal
                     Reserve on March 20, 1996.)

    10.11            Resource  Bank  Retirement   Savings  Plan.   (Incorporated  by  reference  to       *
                     Registrant's  Form 10-KSB  previously  filed with the Federal Reserve on March
                     20, 1996.)

    10.12            Resource Bank 1993 Long-Term  Incentive Plan, Second Amendment.  (Incorporated       *
                     by reference to  Registrant's  Form 10-KSB  previously  filed with the Federal
                     Reserve on March 31, 1997.)

    10.13            Lease  Agreement  and  Addendum to Lease both dated May 1, 1996 by and between       *
                     Birchwood Mall  Associates and Resource  Bank.  (Incorporated  by reference to
                     Registrant's  Form 10-KSB  previously  filed with the Federal Reserve on March
                     31, 1997.)

    10.14            Resource Bank 1994 Long-Term  Incentive Plan, First  Amendment.  (Incorporated       *
                     by reference to  Registrant's  Form 10-KSB  previously  filed with the Federal
                     Reserve on March 31, 1997.)

    10.15            Resource  Bank  1996   Long-Term   Incentive   Plan,   Amended  and  Restated.
                     (Incorporated by reference to Registrant's  Form 10-KSB  previously filed with the Federal Reserve on March 31, 1998.)

    10.16            Lease  Agreement  dated July 22,  1997 by and between  Washington  Real Estate       *
                     Investment   Trust  and   Resource   Bank.   (Incorporated   by  reference  to
                     Registrant's  Form 10-KSB  previously  filed with the Federal Reserve on March
                     31, 1998.)

    10.17            Lease  Agreement dated July 19, 1993 by and between Reston North Point Village       *
                     Limited   Partnership  and  Eastern  American  Bank,  FSB.   (Incorporated  by
                     reference  to  Registrant's  Form  10-KSB  previously  filed with the  Federal
                     Reserve on March 31, 1998.)

    10.18            Lease  Agreement  dated July 18, 1995 by and between The Richmond  Corporation       *
                     and Eastern  American Bank,  FSB.  (Incorporated  by reference to Registrant's
                     Form 10-KSB previously filed with the Federal Reserve on March 31, 1998.)

    10.19            Lease  Agreement  dated  October 31, 1995 by and  between  Elden  Investments,       *
                     L.L.C.  and  Eastern  American  Bank,  FSB.   (Incorporated  by  reference  to
                     Registrant's  Form 10-KSB  previously  filed with the Federal Reserve on March
                     31, 1998)


    10.20            Lease  Agreement  dated  October  24,  1994 by and  between  Greenbrier  Point       *
                     Partners,  L.P. and CitizensBanc  Mortgage Company and Assignment,  Assumption
                     and Release  Agreement dated January 7, 1997 among Citizens  Mortgage Company,
                     Resource Bank and Greenbrier Point Partners,  L.P.  (Incorporated by reference to  Registrant's  Form 10-KSB  previously  filed with the  Federal  Reserve on
                     March 31, 1998.)

    10.21            Lease  Agreement  dated December 5, 1996 and Amendment dated August 5, 1997 by       *
                     and between The Bon Air Green  Company and  Resource  Bank.  (Incorporated  by
                     reference  to  Registrant's  Form  10-KSB  previously  filed with the  Federal
                     Reserve on March 31, 1998.)

    **10.22          Employment  Agreement dated January 1 , 1999 by and between  Resource Bank and
                     T. A. Grell, Jr.

    **21.1           Subsidiaries of Registrant.

    **23.1           Consent of Goodman & Company, L.L.P.

    **24.1           Powers of Attorney (included on signature page)

    **27.1           Financial Data Schedule

    **99.1           Consolidated Financial Statements


------------------------------------
*    Not filed herewith; incorporated by reference.

**   Filed herewith.