Form 10-Q
period 1999-03-31
RESOURCE BANKSHARES CORP
filed 1999-05-17
CIK 1065002

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999


                        Commission File Number: 000-24561


                         RESOURCE BANKSHARES CORPORATION
             (Exact name of Registrant as specified in its charter)

                  Virginia                              54-1904386
      (State or other jurisdiction of       (I.R.S. Employer Identification No.)
      incorporation or organization)


                 3720 Virginia Beach Blvd., Va. Beach, VA.23452
               (Address of principal executive offices) (Zip Code)

                                 (757) 463-2265
                         (Registrant's telephone number,
                              including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes   X      No ___

At March 31, 1999, 2,529,351 shares of Resource Bankshares Corporation's common stock, $1.50 par value, were outstanding.

                                          RESOURCE BANKSHARES CORPORATION
                                                     FORM 10-Q
                                                  MARCH 31, 1999

                                                       INDEX

PART I.  FINANCIAL INFORMATION

       Item 1.    Financial Statements

                    Consolidated Balance Sheets as of March 31, 1999 and
                    December 31, 1998                                                                     3

                    Consolidated Statements of Income for the periods ended
                    March 31, 1999 and 1998                                                               4

                    Consolidated Statements of Stockholder's Equity for the period
                    ended March 31, 1999                                                                  6

                    Consolidated Statements of Cash Flows for the periods ended
                    March 31, 1999 and 1998                                                               7

                    Notes to Consolidated Financial Statements                                            8

       Item 2.      Management's Discussion and Analysis of Financial Condition                          12
                    and Results of Operations

       Item 3.    Quantitative and Qualitative Disclosures about Market Risks                            21

PART II. OTHER INFORMATION

       Item 1.      Legal Proceedings                                                                    21

       Item 2.      Changes in Securities                                                                21

       Item 6.      Exhibits and Reports on Form 8-K                                                     22


PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

RESOURCE BANKSHARES CORPORATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED)                                March 31              December 31
                                                                         1999                    1998
                                                                         ----                    ----
                                                                             (Dollars in  thousands)
ASSETS
Cash and due from banks                                                  $4,040                  $4,325
Interest bearing deposits with banks                                     18,613                   3,357
Federal funds sold                                                           93                     800
Funds advanced in settlement of mortgage loans                           16,290                  21,052
Securities available for sale                                            22,499                   8,619
Securities held to maturity                                               1,053                   1,224
Loans, net of unearned income:
  Commercial                                                             68,986                  68,569
  Real estate - construction                                             50,962                  44,607
  Commercial real estate                                                 29,376                  42,482
  Residential real estate                                                36,036                  28,702
  Installment and consumer loans                                          3,794                   4,162
                                                                 ---------------        ----------------
TOTAL LOANS                                                             189,154                 188,522
  Allowance for loan losses                                             (2,411)                 (2,500)
                                                                 ---------------        ----------------
NET LOANS                                                               186,743                 186,022

Other real estate owned                                                     389                     647
Premises and equipment                                                    3,365                   3,281
Other assets                                                              3,315                   2,531
Accrued interest                                                          1,592                   1,602
                                                                 ---------------        ----------------
                                                                       $257,992                $233,460
                                                                 ===============        ================

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Non-interest bearing                                                  $18,423                 $15,783
  Interest bearing                                                      202,044                 190,436
                                                                 ---------------        ----------------
TOTAL DEPOSITS                                                          220,467                 206,219

FHLB advances                                                             7,300                   7,300
Other liabilities                                                         1,851                   1,500
Accrued interest                                                            777                     652
Capital debt securities                                                   9,200                       -
                                                                 ---------------        ----------------
TOTAL LIABILITIES                                                       239,595                 215,671

STOCKHOLDERS' EQUITY
 Common stock, par value $1.50 a share
  Shares authorized: 6,666,666
  Shares issued and outstanding:
  1999 - 2,529,351; 1998 2,477,124                                        3,794                   3,716
 Additional paid-in capital                                              10,883                  10,702
 Retained earnings                                                        3,819                   3,310
 Accumulated other comprehensive income                                    (99)                      61
                                                                 ---------------        ----------------
                                                                         18,397                  17,789
                                                                 ---------------        ----------------
                                                                       $257,992                $233,460
                                                                 ===============        ================
See notes to consolidated financial statements.



RESOURCE BANKSHARES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
                                                                Three months ended
                                                                     March 31
                                                              1999               1998
                                                              ----               ----
                                                              (Dollars in thousands)
Interest income:
 Interest and fees on loans                                      $4,007             $3,547
 Interest on investment securities                                  332                306
 Interest on funds advanced                                         322                772
 Interest on federal funds sold                                      39                  6
                                                        ----------------    ---------------

     Total interest income                                        4,700              4,631
                                                        ----------------    ---------------

Interest expense:
 Interest on deposits                                             2,500              2,317
 Interest on short-term borrowings                                  102                263
 Interest on capital debt securities                                 52                  -
                                                        ----------------    ---------------

     Total interest expense                                       2,654              2,580
                                                        ----------------    ---------------

     Net interest income                                          2,046              2,051

Provision for loan losses                                                              125
                                                        ----------------    ---------------

     Net interest income after provision for loan losses          2,046              1,926
                                                        ----------------    ---------------

Noninterest income:
  Mortgage banking income                                         1,402              2,104
  Service charges                                                   212                158
  Gain on sale of loans and other real estate                       152                  2
                                                        ----------------    ---------------

                                                                  1,766              2,264
                                                        ----------------    ---------------
Noninterest expense:
  Salaries and employee benefits                                  1,363              1,861
  Occupancy expenses                                                286                272
  Depreciation and equipment maintenance                            164                162
  Stationery and supplies                                            77                 74
  Marketing and business development                                 76                 76
  Professional fees                                                  35                 32
  Outside computer services                                          98                149
  Provision for funds advanced                                        -                126
  FDIC insurance                                                     29                 10
  Expenses associated with other real estate                         10                  1
  Other                                                             519                285
                                                        ----------------    ---------------

                                                                  2,657              3,048
                                                        ----------------    ---------------

Income before income tax                                          1,155              1,142
Income tax                                                          400                400
                                                        ----------------    ---------------
Net income                                                         $755               $742
                                                        ================    ===============

RESOURCE BANKSHARES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
(UNAUDITED)

Cash dividend declared per common share                           $0.06              $0.06
                                                        ================    ===============
Basic earnings per common share (Note 5)                          $0.30              $0.30
                                                        ================    ===============
Diluted earnings per common share (Note 5)                        $0.27              $0.27
                                                        ================    ===============

See notes to consolidated financial statements.

RESOURCE BANKSHARES CORPORATION
STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)


Three Months Ended March 31, 1999                                                                           Accumulated
                                                                                                               Other
                                                                           Additional       Retained       Comprehensive
                                                 Common Stock               Paid-in         Earnings           Income
                                            Shares          Amount          Capital          (Deficit)         (Loss)         Total
                                            ------          ------          -------          ---------         ------         -----
                                                                                    (Dollars in thousands)

Balance, December 31, 1998                   2,477,124        $3,716         $10,702           $3,310              $61    $17,789

Comprehensive income:
    Net income                                       -             -               -              756                -        756

Changes in unrealized appreciation
   (depreciation) on securities
    available for sale, net of
    reclassification adjustment and
    tax effect
          Total comprehensive income                 -             -               -                             (160)      (160)

Proceeds from exercise of stock
     options                                     2,666             4              20                                           24

Proceeds from exercise of warrants              53,361            80             229                                          309

Reacquisition of common stock                  (3,800)           (6)            (68)                                         (74)

Cash dividend declared
     $ .10 per share                                 -             -               -            (247)                       (247)

Balance, March 31, 1999                      2,529,351        $3,794         $10,883           $3,819            ($99)    $18,397
                                         ============== ============= =============== ================ ================ ==========

See notes to consolidated financial statements

RESOURCE BANKSHARES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                              Three months ended
                                                                        March 31, 1999       March 31, 1998
                                                                        --------------       --------------
   Operating activities                                                       (Dollars in thousands)
  Net income                                                                      $755                 $742
  Adjustments to reconcile to net cash
   used by operating activities:
   Provision for losses on loans and other real estate owned                         -                  125
   Depreciation and amortization                                                    77                   65
     premiums, net of discounts                                                   (16)                    9
   Gain on sale of loans or other real estate owned                              (156)                  (2)
   Deferred loan origination fees, net of costs                                    298                   77
   Changes in:
    Funds advanced in settlement of mortgage loans                               4,762             (56,540)
    Interest receivable                                                             10                 (42)
    Interest payable                                                               125                   87
    Other assets                                                                 (437)                (387)
    Other liabilities                                                              352                  990
                                                                   --------------------    -----------------
     Net cash used operating activities                                          5,770             (54,876)

Investing activities:
  Proceeds from sale of real estate owned, net of costs                            379                    -
  Proceeds from sales and maturities of
    available-for-sale securities                                                1,054                1,802
  Proceeds from maturities of
    held-to-maturity securities                                                    167                    -
  Purchases of available-for-sale securities                                  (15,066)              (1,004)
  Loan originations, net of principal repayments                                 (983)              (8,029)
  Purchases of premises, equipment and other assets                              (197)                 (92)
                                                                   --------------------    -----------------
     Net cash used investing activities                                       (14,646)              (7,323)

Financing activities:
  Proceeds from exercise of stock options                                          333                    -
  Payments to reacquire common stock                                              (74)                    -
  Cash dividends declared                                                        (248)                (147)
  Net proceeds in FHLB advances                                                      -               22,370
  Net proceeds from issuance of capital debt securities                          8,883                    -
  Net increase in demand deposits,
    NOW accounts and savings accounts                                            6,440                3,651
  Net increase in certificates of deposit                                        7,807               38,580
                                                                   --------------------    -----------------
     Net cash provided by financing activities                                  23,141               64,454

Increase in cash and cash equivalents                                           14,265                2,255
Cash and cash equivalents at beginning of period                                 8,481               13,210
                                                                   --------------------    -----------------
Cash and cash equivalents at end of period                                     $22,746              $15,465
                                                                   ====================    =================

Supplemental schedules and disclosures of cash flow information:
Cash paid for:
    Interest on deposits and other borrowings                                   $2,476               $2,493
                                                                   ====================    =================

Schedule of noncash investment activities:
    Foreclosed real estate                                                      $(380)                $(50)
                                                                   ====================    =================

                                  See notes to consolidated financial statements

                         RESOURCE BANKSHARES CORPORATION

                   Notes to Consolidated Financial Statements
                                 March 31, 1999
                                   (UNAUDITED)
                  (Dollars in thousands, except per share data)

Organization and Summary of Significant Accounting Policies


(1) GENERAL

         Resource Bankshares Corporation, a Virginia Corporation (the "Company"), was incorporated under the laws of the Commonwealth of Virginia on February 4, 1998, primarily to serve as a holding company for Resource Bank (the "Bank").

         On July 1, 1998, all Resource Bank common stock, $3.00 par value was converted to the common stock, $1.50 par value, of the Company on a two share for one share exchange basis, making the Bank a wholly owned subsidiary of the Company (the "Reorganization"). In order to effect the Reorganization, the Company issued approximately 2,453,380 shares of common stock. Accordingly, the average number of shares outstanding and per share amounts for earnings, dividends declared, and book value have been restated for all periods presented to give affect to the conversion.

         The Reorganization became effective on July 1, 1998. The financial statements reflect the financial position, results of operations, and cash flows of the Company for the period ended March 31, 1999. The financial statements conform to generally accepted accounting principles and to general banking industry practices. The interim period financial statements are unaudited; however, in the opinion of management, all adjustments in the normal recurring nature which are necessary for a fair presentation of the financial statements included herein have been reflected in the financial statements. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.


(2) CASH AND CASH EQUIVALENTS

         For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, interest-bearing deposits with banks, and federal funds sold.

(3) SECURITIES

         The amortized costs, gross unrealized gains, gross unrealized losses, and fair values for securities at March 31, 1999, are shown in the following table.




                                                              Gross                   Gross
      Available-for-Sale:                Amortized Costs   Unrealized Gains       Unrealized Losses       Fair Values
      --------------------------------- ---------------- ---------------------- ----------------------- -----------------
      U.S. Government Agencies                   $5,835                     $1                     $24            $5,812
      Corporate Securities                       11,608                      9                     108            11,509
      Other Securities                            5,208                     --                      30             5,178
      --------------------------------- ---------------- ---------------------- ----------------------- -----------------
      TOTALS                                    $22,651                    $10                    $162           $22,499
      --------------------------------- ---------------- ---------------------- ----------------------- -----------------






                                                               Gross                   Gross
      Held-to-Maturity:                   Amortized Costs  Unrealized Gains       Unrealized Losses       Fair Values
      --------------------------------- ---------------- ---------------------- ----------------------- -----------------
      U.S. Government and agency
        securities                                 $307                     $7                     $--              $314
      Municipal securities                          746                     21                      --               767
      --------------------------------- ---------------- ---------------------- ----------------------- -----------------
      TOTALS                                     $1,053                    $28                     $--            $1,081
      --------------------------------- ---------------- ---------------------- ----------------------- -----------------


(4) ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses are as follows:

               Balance as of January 1, 1999         $2,500

               Provision for loan losses                 --

               Loans charged off                        (90)

               Recoveries                                 1
                                                     ------

               Balance at March 31, 1999             $2,411
                                                     ======

(5) NET INCOME PER SHARE

     The Bank adopted Financial Accounting Standards Board (FASB) Statement No. 128, Earnings Per Share, on December 31, 1997. This statement established standards for computing and presenting earnings per share (EPS). This statement supersedes standards previously set forth in APB Opinion No. 15, Earnings Per Share. FASB No. 128 requires dual presentation of basic and diluted EPS on the face of the income statement, and it requires a reconciliation of the numerator and denominator of the diluted EPS computation. This Statement is effective for financial statements issued for periods after December 15, 1997. In accordance with the requirements of this Statement, all prior period EPS have been restated to reflect the change in reporting requirements.

     Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised, converted into common stock or resulted in the issuance of common stock that then shares in the earnings of the entity. The average number of basic shares outstanding for the three months ended March 31, 1999, and 1998 were 2,447,737 and 2,453,380, respectively. The diluted average number of shares for the three months ended March 31, 1999 and 1998 were 2,686,150 and 2,710,404, respectively.

(6) COMPREHENSIVE INCOME

     Comprehensive income for the three months ended March 31, 1999 is as follows:

                        Net income                           $ 755
                        Other comprehensive income,
                        net of taxes of $ 37,311            $ (160)
                                                            -------
                        Comprehensive income                 $ 595
                                                             =====

     Other comprehensive income consists only of unrealized gains or losses on available for sale securities as illustrated below:

                                                  Accumulated other
                                               comprehensive income
    Beginning balance                                          $ 61
    Current period unrealized loss                            (160)
                                                              -----
    Ending balance                                         $   (99)
                                                           ========

     No reclassification adjustment was necessary as no realized gains or losses were included in net income for the period.

(7) SEGMENT REPORTING

     The Company has one reportable segment, its mortgage banking operations. This segment originates residential loans and subsequently sells them to investors. The commercial banking and other banking operations provide a broad range of lending and deposit services to individual and commercial customers, including such products as commercial and construction loans, as well as other business financing arrangements.

     The Company's reportable segment is a strategic business unit that offers different products and services. It is managed separately because the segment appeals to different markets and, accordingly, requires different technology and marketing strategies.

     The mortgage banking segment's most significant revenue and expense is non-interest income and non-interest expense, respectively. The Company's segments are reported below for the periods ended March 31, 1999 and March 31, 1998.

Selected Financial Information

                                                  Commercial                Mortgage
                                                  and Other                  Banking
                                                  Operations               Operations              Total
                                                  ----------               ----------              -----
Three Months Ended March 31, 1999:

Net interest income after provision
     for loan losses                              $  2,046                  $    --                $2,046
Noninterest income                                     364                    1,402                 1,766
Noninterest expense                                 (1,251)                  (1,406)               (2,657)
                                                  --------                ----------              --------
Net income before income taxes                    $  1,159                  $    (4)               $1,155
                                                  ========                ==========               =======

Three Months Ended March 31, 1998:
Net interest income after provision
     for loan losses                              $  1,926                   $   --               $ 1,926
Noninterest income                                     159                    2,104                 2,263
Noninterest expense                                 (1,342)                  (1,705)               (3,047)
                                                  ---------                  ------                -------
Net income before income taxes                    $    743                  $   399               $ 1,142
                                                  ========                  =======                =======



Segment Assets
                                                  Commercial                 Mortgage
                                                    and Other                Banking
                                                   Operations               Operations                  Total
                                                   ----------               ----------                  -----
March 31, 1999                                     $257,181                 $   811               $257,992

March 31, 1998                                     $274,311                 $ 1,037               $275,348


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
        (Dollars in thousands, except per share data)

Financial Condition and Results of Operations

     Resource Bankshares Corporation, a Virginia Corporation (the "Company"), was incorporated under the laws of the Commonwealth of Virginia on February 4, 1998, primarily to serve as a holding company for Resource Bank (the "Bank").

     On July 1, 1998, all Resource Bank common stock, $3.00 par value was converted to the common stock, $1.50 par value, of the Company on a two share for one share exchange basis, making the Bank a wholly owned subsidiary of the Company (the "Reorganization"). In order to effect the Reorganization, the Company issued approximately 2,453,380 shares of common stock. Accordingly, the average number of shares outstanding and per share amounts for earnings, dividends declared, and book value have been restated for all periods presented to give affect to the conversion.

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

     Total assets at March 31, 1999 were $257,992, up 10.5% from $233,460 at December 31, 1998, reflecting growth in securities and loans. The Company purchased $11,357 of investment grade corporate securities in the first quarter of 1999. The principal components of the Company's assets at the end of the period were $23,552 in securities, $22,746 in cash and cash equivalents, $16,290 in funds advanced in settlement of mortgage loans and $186,743 in net loans. The Company's lending activities are a principal source of income.

     Total liabilities at March 31, 1999 were $239,595, up from $215,671 at December 31, 1998, with the increase almost entirely represented by $14,248 (6.9%) growth in deposits and the issuance of $9,200 Trust Preferred Stock. Non-interest bearing demand deposits increased $2,640 or 16.7%, while interest bearing deposits increased by $11,608 or 6.1%. The Company's deposits are provided by individuals and businesses located within the communities served as well as the national market.

     The Company raised $9,200 of additional capital in the first quarter of 1999 by issuing 368,000 Trust Preferred Securities at a price of $25.00 per Security. The Trust Preferred Securities feature a 9.25% coupon. The Company, in turn, purchased $5,000 of non-cumulative 9.25% Preferred Stock issued by the Bank. This Preferred Stock qualifies as Tier 1 capital for the Bank for regulatory purposes. Management believes that this additional Tier 1 capital provides the Bank with an increased loans to one borrower limitation, and the ability to continue to grow its balance sheet while maintaining its well capitalized status. The Preferred Stock 9.25% coupon matches the coupon of the Trust Preferred Securities.

     The funds generated by the Trust Preferred Securities offering have been invested in marketable securities and will also be used by the Company in its stock repurchase program. The marketable securities are held as available-for-sale to meet liquidity needs. The Company's stock repurchase program will be used to offset the otherwise dilutive effects of stock options granted to the Company's management as employment recruitment and retention perquisites.

     Total shareholders' equity at March 31, 1999 was $18,397, compared to $17,789 at December 31, 1998. The Company had net income of $755 for three months ended March 31, 1999 compared with net income of $742 for the comparable period in 1998, an increase of 1.8%.

     Profitability as measured by the Company's return on average assets (ROA) was 1.3% for the three months ended March 31, 1999, down .1% from the same period of 1998. A key indicator of performance, the return on average equity
(ROE) was 16.9% and 19.2% for the quarters ended March 31, 1999 and 1998, respectively.

             Net interest income represents a principal source of earnings for the Company. The first component is the loan portfolio. Making sound loans that will increase the Company's net interest margin is the first priority of management. The second component is gathering core deposits to match and fund the loan production. The Company also uses electronic funding of deposits and Federal Home Loan Bank ("FHLB") advances to fund loan growth either for asset and liability management purposes or for a less expensive source of funds.

           Net interest income, before provision for loan losses, remained almost unchanged at $2,046 for the three months ended March 31, 1999 versus $2,051 for the same period in 1998. This slight decrease (0.2%) in net interest income for the first quarter of 1999 in comparison to 1998 occurred primarily as the result of decreases in the prime lending rate caused by Federal Reserve Bank actions in the second half of 1998. Such rate cuts affected the Company's loan portfolio yields more immediately than its interest bearing deposit costs. Net interest income was also negatively impacted by a $10,557 reduction in average balances related to funds advanced in settlement of mortgage loans, which are interest bearing.

  Average Balances, Interest Income and Expenses, and Average Yields and Rates

   The following table sets forth, for the periods indicated, information regarding: (i) the total dollar amount of interest income of the Company from categories of interest-bearing assets and the resultant average yield; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average cost; (iii) net interest position; (iv) net interest income;
(v) net interest rate spread; (vi) net interest yield on interest-earning assets; and (vii) the ratio of total interest-earning assets to total interest-bearing liabilities. Since quarter-end balances can be distorted by one-day fluctuations, an analysis of changes in the quarterly averages is provided to give a better indication of balance sheet trends.


                                                                1st Quarter                            4th Quarter
                                                                   1999                                    1998
                                                     Average                  Yield/         Average                    Yield/
                                                   Balance (1)   Interest     Rate (2)     Balance (1)    Interest      Rate (2)
                                               --------------------------------------  -----------------------------------------
Assets
Interest-earning assets:
    Securities                                        $15,699        $205      5.22%          $10,385         $149        5.74%
    Loans (3)                                         188,686       4,007      8.49%          182,720        4,084        8.94%
    Interest bearing deposits in other banks           12,893         166      5.15%            5,725           77        5.38%
    Other interest-earning assets (4)                  14,869         322      8.66%           25,426          434        6.83%
                                                      -------        ----      -----          -------         ----        -----
       Total interest earning assets                  232,147       4,700      8.10%          224,256        4,744        8.46%
Noninterest earning assets:
    Cash and due from banks                             3,989                                   3,880
     Premises and equipment                             3,296                                   3,273
     Other assets                                       4,946                                   4,646
      Less: Allowance for loan losses                 (2,442)                                 (2,522)
                                                      -------                                 -------

       Total noninterest earning assets                9,789                                    9,277
                                                       ------                                   -----


           Total assets                              $241,936                                $233,533
                                                     ========                                ========


Liabilities and Stockholders'  Equity
Interest-bearing liabilities:
  Interest bearing deposits:
   Demand/Money Market Accounts                       $13,585        $108      3.18%          $11,463          $97        3.38%
    Savings                                            22,327         243      4.35%           20,245          234        4.62%
    Certificates of deposit                           160,154       2,149      5.37%          154,151        2,189        5.68%
                                                     --------      ------      -----         --------       ------        -----
       Total interest bearing deposits                196,066       2,500      5.10%          185,859        2,520        5.42%
    FHLB advances and other borrowings (5)              7,300         102      5.59%           10,978          156        5.68%
    Capital debt securities                             2,421          52      8.59%                -            -           -
                                                       ------         ---      -----         --------       ------        ----

       Total interest-bearing liabilities             205,787       2,654      5.16%          196,837        2,676        5.44%
                                                     --------      ------      -----         --------       ------        -----
 Noninterest-bearing liabilities:
    Demand deposits                                    16,154                                  15,928
    Other liabilities                                   2,130                                   3,352
                                                       ------                                  ------

       Total noninterest earning liabilities           18,284                                  19,280
                                                      -------                                  ------

 Stockholders' equity                                  17,865                                  17,416
                                                       -------                                 ------

Total liabilities and stockholder's equity           $241,936                                $233,533
                                                     =========                               ========
Net interest income/interest rate spread (6)                      $2,046       2.94%                       $2,068         3.02%
                                                                  =======      =====                       =======        =====
Net interest position (7) / Net yield on
 interest-earning assets (8)                         $ 26,360                  0.88%         $ 27,419                     0.92%
                                                     ========                  =====         ========                     =====
Ratio of average interest-earning assets to
 average interest-bearing liabilities (9)                                    112.81%                                    113.93%
                                                                             =======                                    =======

(1) Average   balances  are  computed  on  daily balances.
(2) Yield and rate percentages are all computed through the annualization of interest income and expenses versus the average balances of their respective accounts.
(3) Non-accrual loans are included in the average loan balances, and income on such loans is recognized on a cash basis.
(4) Consists of funds  advanced in  settlement  on loans.
(5) Consists of FHLB  advances  and federal funds purchased.
(6) Represents the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities.
(7) Equals total interest-earning assets minus total interest-bearing liabilities.
(8) Equals net interest income divided by average interest-earning assets.
(9) Equals average interest-earning assets divided by average interest-bearing liabilities.


           Non-interest income decreased from $2,264 for the three months ended March 31, 1998 to $1,766 for the same period in 1999. This decrease was primarily attributable to reduced activity in the Company's mortgage banking operations. For the three months ended March 31, 1999, mortgage banking income declined by 33.0% or $702 to $1,402 versus the same period of 1998. Mortgage banking still made a significant contribution to the Company's results in the first quarter of 1999. Because of the uncertainty of future loan origination volume and the future level of interest rates, there can be no assurance that the Company will realize the same level of mortgage banking income in future periods. Other non-interest income, consisting mostly of service charges, and a gain on sale of loans, increased by $204 to $364 for the quarter ending March 31, 1999 compared to the same period in 1998.

           For the three months ended March 31, 1999, the Company's non-interest expense totaled $2,657 or 12.8% lower than the same period in 1998. This decrease in expenses was also primarily due to reduced mortgage banking activity. The largest component of non-interest expense, salaries and employee benefits, which represents 51.3% of total non-interest expense, decreased 26.8% to $1,363 for the three months ended March 31, 1999 over the same period in 1998. Occupancy expense increased by 5.2% to $286, depreciation and equipment maintenance increased by 1.2% to $164, marketing and business development remained constant at $76, and outside computer services decreased (due to one-time expenses incurred in 1998 in connection with a system conversion) by 34.2% to $98 for the three months ended March 31, 1999 over the same period in 1998.

            In establishing the allowance for loan losses, management considers a number of factors, including loan asset quality, related collateral and economic conditions prevailing during the loan's repayment. In its loan policies, management emphasizes the borrower's ability to service the debt, the borrower's general creditworthiness and the quality of collateral. The allowance for loan losses as a percentage of quarter-end loans at March 31 was 1.3% and 1.7% for 1999 and 1998, respectively. The provisions for loan losses were $0 and $125 for the three months ended March 31, 1999 and 1998, respectively.

             While the Company believes it has sufficient allowance for its existing portfolio, there can be no assurances that an additional allowance for losses on existing loans may not be necessary in the future, particularly if the economy worsens.

           Management believes that losses on these assets, if any, will be minimal, although no assurance can be given in this regard. Loans are generally placed in nonaccrual status when the collection of principal and interest is 90 days or more past due, unless the obligation is both well-secured and in the process of collection.

 Non Performing Assets

            The following table presents the Company's non performing assets for the periods set forth.

                                                              March 31         December 31
                                                                1999             1998
                                                               -----             ----
                                                                (Dollars in thousands)
Non accrual loans                                               $322              $533
Other real estate                                                389               647
Loans 90 days or more past due and still

  accruing interest                                            1,088               412
                                                               ------              ---
      Total non performing assets                             $1,799            $1,592
                                                              =======           ======

       Total assets                                         $257,992          $233,460
                                                            =========         ========

       Total non performing assets to total assets              0.70%             0.68%
                                                                =====             =====

Summary of Loan Loss Experience

The following table presents the Company's loan loss experience and selected loan loss ratios for the three months ended March 31, 1999 and 1998.

                                                                                   Three months ended March 31
                                                                                        1999            1998
                                                                                      (Dollars in thousands)
Balance of allowance for loan losses at beginning of year                             $2,500          $2,573

Loans charged-off:
 Commercial                                                                               (4)             --
 Installment                                                                              (1)             (4)
 Real Estate                                                                             (84)             --
 Credit Cards and Other Consumer                                                          (1)             (6)
                                                                                         ----            ---
 Total loans charged-off                                                                 (90)            (10)
                                                                                         ----           ----
Recoveries of loans previously charged-off:
   Commercial                                                                               -              -
   Installment                                                                              1              -
   Real Estate                                                                              -              3
   Credit Cards and Other Consumer                                                          -             18
                                                                                         -----         -----
   Total recoveries                                                                         1             21
                                                                                         -----         ------

Net loans charged-off                                                                     (89)            11
Additions to allowance charged to expense                                                   -            125
                                                                                         ----          ------
Balance at end of quarter                                                              $2,411         $2,709
                                                                                       ------          ------

Average loans                                                                        $203,444       $153,662

Loans at end of period                                                               $189,154       $158,553
Selected Loan Loss Ratios:
 Net charge-off during the period to average loans                                       0.04%         -0.01%
 Provision for loan losses  to average loans                                             0.00%          0.08%
 Provision for loan losses  to net charge-offs during the period                            0%         -1136%
 Allowance for loan losses to loans at end of period                                     1.27%          1.71%
 Non-performing assets at end of period                                                $1,799         $2,734
 Non-performing assets to  total loans at end of period                                  0.95%          1.72%
 Allowance for loan losses  to non-performing assets at end of period                     134%            99%

Interest Rate Sensitivity

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

           Liquidity represents the institution's ability to meet present and future financial obligations. Liquid assets include cash, interest bearing deposits with banks, federal funds sold, investments and loans maturing within one year. The Company's funding requirements are supplied from a range of traditional sources, including various types of demand deposits, money market accounts, certificates of deposit and short-term borrowings. Federal Home Loan Bank ("FHLB") advances are utilized as funding sources by the Company. At March 31, 1999, there were $7,300 in FHLB advances outstanding. The Company has a warehouse line of credit collateralized by first mortgage loans amounting to $50,000, which expires December 2, 1999. The Company has no reason to believe this arrangement will not be renewed. The Bank had $0 and $22,920 outstanding warehouse advances at March 31, 1999 and 1998, respectively. At March 31, 1998, $20,400 was outstanding in FHLB advances outside of the warehouse line.

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

         The Company's financial position at March 31, 1999 reflects liquidity and capital levels that management believes are currently adequate to fund anticipated future business expansion. Capital ratios are in excess of required regulatory minimums for a well capitalized institution. The assessment of capital  adequacy  depends  on a  number  of  factors  such  as  asset  quality, liquidity, earnings performance, and changing competitive conditions and economic forces. The adequacy of the Company's capital is reviewed by management on an ongoing basis. Management seeks to maintain a capital structure that will assure an adequate level of capital to support anticipated asset growth and to absorb potential losses.

         The following table presents the amounts of the Company's interest sensitive assets and liabilities that mature or reprice in the periods indicated.

                                                                          March 31, 1999
                                                                              Maturing
                                             --------------------------------------------------------------------------
                                                     Within           4-12          1 - 5          Over
                                                    3 months         Months        Years         5 Years       Total
                                                                            (Dollars in thousands)
Interest-Earning Assets:
    Investment securities                               $5,504        $1,671       $15,933           $537      $23,645
    Loans                                              112,005        14,612        41,138         21,399      189,154
    Interest bearing deposits in other banks            18,613             -             -              -       18,613
    Other interest-earning assets                       16,290             -             -              -       16,290
                                                        ------ -      ------        ------         ------      -------
Total interest-earning assets                          152,412        16,283        57,071         21,936      247,702
                                                       -------        ------        ------         ------      -------

Interest-Bearing Liabilities:
   Deposits
        Demand and savings (1)                                                     $37,253              -      $37,253
        Time deposits, $100,000 and over                 2,883         7,183           757              -       10,823
        Other time deposits                             37,539       112,475         3,954              -      153,968
   Other interest-bearing liabilities                        -         2,000         5,300              -        7,300
   Capital debt securities                                   -             -             -          9,200        9,200
                                                        ------       -------        ------          -----      -------
Total interest-earning liabilities                      40,422       121,658        47,264          9,200      218,544
                                                        ------       -------        ------          -----      -------

         Period Gap                                   $111,990    $(105,375)        $9,807        $12,736      $29,158
                                                      --------    ----------        ------        -------      -------

         Cumulative Gap                               $111,990        $6,615       $16,422        $29,158
                                                      --------        ------       -------        -------

         Ratio cumulative gap total
            interest-earning assets                     45.21%         2.67%         6.63%         11.77%


(1) Management has determined that interest checking, money market and savings accounts are not sensitive to changes in related market ratio and, therefore, the Company has placed them in the 1-5 years category.

             The capital adequacy standards are based on an established minimum for Tier 1 Risk-Based Capital, Risk-Based Capital and the Tier 1 Leverage Ratio. The following table summarizes regulatory capital ratios for the Company and its subsidiary at March 31, 1999.

                                              Resource     Resource
                        Required Ratio       Bankshares      Bank
                        --------------       ----------    --------
     Tier 1 risk-based      4.00%              11.89%       11.16%

     Total risk-based       8.00%              14.54%       12.33%

     Tier 1 leverage        4.00 to 5.00%      10.15%        9.53%

          The Company and its subsidiary are in full compliance with all relevant regulatory capital requirements.

          The effect of changing prices on financial institutions is typically different from other industries as the Company's assets and liabilities are monetary in nature. Interest rates are significantly impacted by inflation, but neither the timing nor the magnitude of the changes are directly related to price level indices. Impacts of inflation on interest rates, loan demand and deposits are reflected in the Company's financial statements. Management believes that the mortgage banking operations provide somewhat of a natural interest rate hedge, in that the Company is interest rate sensitive in the six-month period. When interest rates decline, the Company's earnings will be negatively impacted in the six-month period but the mortgage operation's volume should increase. The reverse should occur in rising interest rate markets.


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

           The Company changed data processors in late 1997 and is processed by a Service Bureau which houses and maintains all hardware, software and backups applicable to updating and maintaining the Company's customer and financial records. Because this is the area of greatest risk to the Company with regard to year 2000 issues, this arrangement means the Company must carefully oversee the efforts of the vendor to ensure Year 2000 compliance is complete and timely. The data processor has renovated and tested its systems and has supplied a series of reports of their progress. The final stages of its live data testing occurred in the first quarter of 1999 and to date all applications have tested Year 2000 ready.

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

           In addition to verifying its internal and vendor supplied systems, the Company has provided compliance certification questionnaires to its customers in order to determine their ability to be Year 2000 compliant. If a customer does not respond to the questionnaire or if its response does not provide the Company with adequate assurance that such customer's failure to be Year 2000 compliant would have a material adverse effect on the Company, the Company is entitled to take steps to terminate its relationship with the customer before December 31, 1999.

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

           Because the Company had a detailed Business Continuation Plan before the Year 2000 plan began, various potential business interruptions and alternatives were already documented which should permit a short term continuance as long as the data processor preserves the ability to update records. Loss of the data processor is the greatest risk to the Company. The Year 2000 progress of all data processing companies is being monitored by outside auditors and regulators and the Company receives regular reports regarding the progress. While a change of data processors would be time consuming, the Company's contingency plans include alternatives for each critical system, as well as plans to perform tasks manually if necessary, until appropriate applications are operational.

             The Company's Year 2000 readiness is subject to supervision by the Federal Reserve System through examination for compliance with the guidance issued by the FFIEC. Should the Company's readiness be found deficient, it could be subject to informal enforcement actions such as written notification of deficiencies to be remediated, to formal enforcement actions such as civil penalties, temporary cease and desist orders requiring immediate corrective actions, and the possible public release of any such cease and desist order.

          If the Company and its customers, suppliers and vendors were not Year 2000 compliant by January 1, 2000, the most reasonably likely worst case scenario would be a temporary shutdown of operations. Any such shutdown could have a material adverse effect on the Company's results of operations, liquidity and financial position.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

        Not applicable.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

          There are no material pending legal proceedings to which the Company is a party or of which the property of the Company is subject. The Company is party to certain nonmaterial legal proceedings ocurring in the normal course of business.

Item 2. Changes in Securities

           In the first quarter of 1999, the Company raised $9,200 of additional capital through the issuance of Trust Preferred Securities ("Preferred Securities") to the public. The issuer of these securities was Resource Capital Trust I (the "Trust"). The common securities of the Trust are owned by the Company. In connection with the Trust's issuance of the Preferred Securities to the public, the Company issued Junior Subordinated Debt Securities ("Junior Debt Securities") to the Trust. The Trust paid for the Junior Debt Securities with proceeds from the sale of the Preferred Securities. The Company will make payments due under the Junior Debt Securities to the Trust and the Trust will in turn make payments to holders of Preferred Securities. The Company has guaranteed the Trust's obligations to make these payments to holders of Preferred Securities.

          Upon any voluntary or involuntary liquidation or bankruptcy of the Company, the Trustee of the Trust, as holder of the Junior Debt Securities, would be a subordinate creditor of the Company. However, the Company would be obligated to pay all principal and interest due under the Junior Debt Securities before any distribution, dividends or other payments could be made to holders of the Company's Common Stock.

Item 6. Exhibits And Reports on Form 8-K

    (a)  The  registrant  includes  herein  the following exhibits.

                   Exhibit No.     Item
                   -----------     ----

                           27      Financial Data Schedule

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the under-signed, thereunto duly authorized.

RESOURCE BANKSHARES CORPORATION


                                              /s/ Lawrence N. Smith
                                        -----------------------------------
                                                 Lawrence N. Smith
                                        President & Chief Executive Officer
                                                Date: May 17, 1999

                                             /s/ Eleanor J. Whitehurst
                                  ----------------------------------------------
                                               Eleanor J. Whitehurst
                                 Senior Vice President & Chief Financial Officer
                                                 Date: May 17, 1999