Form 10-Q
period 1999-06-30
RESOURCE BANKSHARES CORP
filed 1999-08-16
CIK 1065002

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

At June 30, 1999, 2,543,190 shares of Resource Bankshares Corporation's common stock, $1.50 par value, were outstanding.

                         RESOURCE BANKSHARES CORPORATION
                                    FORM 10-Q
                                  JUNE 30, 1999

                                      INDEX

PART I.  FINANCIAL INFORMATION

       Item 1.    Financial Statements

                  Consolidated Balance Sheets as of June 30, 1999 and
                  December 31, 1998                                                  3

                  Consolidated Statements of Income for the periods ended
                  June 30, 1999 and 1998                                             4

                  Consolidated Statements of Stockholder's Equity for the period
                  ended June 30, 1999                                                5

                  Consolidated Statements of Cash Flows for the periods ended
                  June 30, 1999 and 1998                                             6

                  Notes to Consolidated Financial Statements                         7

       Item 2.    Management's Discussion and Analysis of Financial Condition       10
                  and Results of Operations

       Item 3.    Quantitative and Qualitative Disclosures about Market Risks       19

PART II. OTHER INFORMATION

       Item 1.    Legal Proceedings                                                 19

       Item 4.    Submission of Matters to a Vote of Security Holders               20

       Item 6.    Exhibits and Reports on Form 8-K                                  20

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

RESOURCE BANKSHARES CORPORATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                       June 30     December 31
                                                                        1999          1998
                                                                      (Dollars in Thousands)
ASSETS
Cash and due from banks                                                $4,579         $4,325
Interest bearing deposits                                               4,415          3,357
Federal funds sold                                                         -             800
Funds advanced in settlement of mortgage loans                         21,362         21,052
Securities available for sale                                           7,063          8,619
Securities held to maturity                                            15,643          1,224
Loans, net of unearned income:
  Commercial                                                           77,072         68,569
  Real estate - construction                                           51,532         44,607
  Commercial real estate                                               59,830         42,482
  Residential real estate                                              29,554         28,702
  Installment and consumer loans                                        4,531          4,162
                                                                     --------       --------
TOTAL LOANS                                                           222,519        188,522
  Allowance for loan losses                                            (2,401)        (2,500)
                                                                     --------       --------
NET LOANS                                                             220,118        186,022

Other real estate owned                                                   393            647
Premises and equipment                                                  3,951          3,281
Other assets                                                            3,710          2,531
Accrued interest                                                        1,877          1,602
                                                                     --------       --------
                                                                     $283,111       $233,460
                                                                     ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Non-interest bearing                                                $18,446        $15,783
  Interest bearing                                                    220,382        190,436
                                                                     --------       --------
TOTAL DEPOSITS                                                        238,828        206,219

Federal funds purchased                                                 6,600
                                                                                          -
FHLB advances                                                           7,300          7,300
Other liabilities                                                       1,653          1,500
Accrued interest                                                          933            652
Capital debt securities                                                 9,200
                                                                                          -
                                                                     --------       --------
TOTAL LIABILITIES                                                     264,514        215,671

STOCKHOLDERS' EQUITY
 Common stock, par value $1.50 a share
  Shares authorized: 6,666,666
  Shares issued and outstanding:
  1999 - 2,543,190; 1998 2,477,124                                      3,815          3,716
 Additional paid-in capital                                            10,749         10,702
 Retained earnings                                                      4,184          3,310
 Accumulated other comprehensive income                                  (151)            61
                                                                     --------       --------
                                                                       18,597         17,789
                                                                     --------       --------
                                                                     $283,111       $233,460
                                                                     ========       ========

See notes to consolidated financial statements.

RESOURCE BANKSHARES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)                                                          Three months ended                    Six months ended
                                                                          June 30                               June 30
                                                                   1999                1998               1999               1998
                                                                (Dollars in Thousands)                 (Dollars in Thousands)
Interest income:
 Interest and fees on loans                                       $4,209              $3,758             $8,216             $7,305
 Interest on investment securities                                   383                 299                587                605
 Interest on funds advanced                                          425               1,334                747              2,106
 Interest on federal funds sold                                      102                  20                269                 26
                                                        ----------------     ---------------     --------------      -------------

     Total interest income                                         5,119               5,411              9,819             10,042
                                                        ----------------     ---------------     --------------      -------------

Interest expense:
 Interest on deposits                                              2,603               2,740              5,103              5,057
 Interest on borrowings                                              138                 466                240                729
 Interest on capital debt securities                                 215                  -                 267                 -
                                                        ----------------     ---------------     --------------      -------------

     Total interest expense                                        2,956               3,206              5,610              5,786
                                                        ----------------     ---------------     --------------      -------------

     Net interest income                                           2,163               2,205              4,209              4,256

Provision for loan losses                                             -                   -                  -                 125
                                                        ----------------     ---------------     --------------      -------------

     Net interest income after
      provision for loan losses                                    2,163               2,205              4,209              4,131
                                                        ----------------     ---------------     --------------      -------------

Noninterest income:
  Mortgage banking income                                          1,716               2,193              3,119              4,297
  Service charges                                                    297                 182                509                340
  Gain on sale of loans and other real estate                        120                  -                 272                  2
                                                        ----------------     ---------------     --------------      -------------

                                                                   2,133               2,375              3,900              4,639
                                                        ----------------     ---------------     --------------      -------------

Noninterest expense:
  Salaries and employee benefits                                   1,856               1,945              3,219              3,806
  Occupancy expenses                                                 285                 257                571                529
  Depreciation and equipment maintenance                             190                 200                354                362
  Stationery and supplies                                            106                  90                183                164
  Marketing and business development                                 126                  95                202                171
  Professional fees                                                   47                  43                 82                 75
  Outside computer services                                          151                 155                249                304
  Provision for funds advanced                                        -                  133                 -                 259
  FDIC insurance                                                      (2)                 14                 27                 24
  Expenses associated with other real estate                           4                   3                 14                  3
  Other                                                              583                 484              1,102                770
                                                        ----------------     ---------------     --------------      -------------

                                                                   3,346               3,419              6,003              6,467
                                                        ----------------     ---------------     --------------      -------------

Income before income tax                                             950               1,161              2,106              2,303

Income tax                                                           329                 406                729                806
                                                        ----------------     ---------------     --------------      -------------

Net income                                                          $621                $755             $1,377             $1,497
                                                        ================     ===============     ==============      =============

Cash dividend declared per common share                            $0.10               $0.06              $0.10              $0.06
                                                        ================     ===============     ==============      =============

Basic earnings per common share (Note 5)                           $0.24               $0.31              $0.55              $0.61
                                                        ================     ===============     ==============      =============

Diluted earnings per common share (Note 5)                         $0.22               $0.28              $0.50              $0.55
                                                        ================     ===============     ==============      =============

See notes to consolidated financial statements.

RESOURCE BANKSHARES CORPORATION
STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

Six Months Ended June 30, 1999                                                                         Accumulated
                                                                                                          Other
                                                 Common Stock             Additional      Retained     Comprehensive
                                              ------------------           Paid-in        Earnings         Income
                                              Shares        Amount         Capital        (Deficit)        (Loss)           Total
                                              ------        ------         -------        ---------    -------------       -------
                                                                                  (DOLLARS IN THOUSANDS)
Balance, December 31, 1998                   2,477,124       $3,716         $10,702        $3,310             $61          $17,789


Comprehensive income:
    Net income                                      -             -              -          1,377               -            1,377

Changes in unrealized
   appreciation (depreciation)
   on securities available for
   sale, net of reclassification
   adjustment and tax effect                        -             -              -                           (212)            (212)
                                                                                                                             ------
      Total comprehensive income                                                                                             1,165

Proceeds from exercise of stock
     options                                    27,066           40             103                                            143

Proceeds from exercise of
     warrants                                   53,823           81             231                                            312

Reacquisition of common stock                  (14,823)         (22)           (287)                                          (309)

Cash dividend declared
     $ .10 per share                                -             -               -          (503)                            (503)


                                        --------------------------------------------------------------------------------------------

Balance, June 30, 1999                       2,543,190       $3,815         $10,749        $4,184           ($151)         $18,597
                                        ============================================================================================


See notes to consolidated financial statements.

RESOURCE BANKSHARES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          Six months ended
                                                                                June 30, 1999        June 30, 1998
                                                                                      (Dollars in thousands)
Operating activities
  Net income                                                                    $1,377       $1,497
  Adjustments to reconcile to net cash
   used by operating activities:
   Provision for losses on loans and other real estate owned                        -           125
   Depreciation and amortization                                                   165          151
   Amortization of investment securities premiums, net of discounts                (28)          44
   Gain on sale of loans or other real estate owned                               (272)          (2)
   Loss on premises and equipment                                                   -             7
   Deferred loan origination fees, net of costs                                    438          (70)
   Changes in:
    Funds advanced in settlement of mortgage loans                                (309)     (18,360)
    Interest receivable                                                           (275)         (72)
    Interest payable                                                               281          134
    Other assets                                                                  (696)          72
    Other liabilities                                                              153        1,104
                                                                               -------      -------
     Net cash used operating activities                                            834      (15,370)

Investing activities:
  Proceeds from sale of real estate owned, net of costs                            375           -
  Proceeds from sales and maturities of available-for-sale securities            2,508        3,358
  Proceeds from maturities of held-to-maturity securities                          228          705
  Purchases of held-to-maturity securities                                     (14,760)           -
  Purchases of available-for-sale securities                                    (1,043)      (1,397)
  Loan originations, net of principal repayments                               (34,383)     (20,900)
  Purchases of premises, equipment and other assets                               (910)        (238)
                                                                               -------       ------
     Net cash used investing activities                                        (47,985)     (18,472)

Financing activities:
  Proceeds from exercise of stock options                                          456           -
  Payments to reacquire common stock                                              (309)          -
  Cash dividends declared                                                         (504)        (294)
  Net proceeds (repayments) in FHLB advances                                     6,600       (5,450)
  Net proceeds from issuance of capital debt securities                          8,812           -
  Net increase in demand deposits,
    NOW accounts and savings accounts                                            4,970        4,352
  Net increase in certificates of deposit                                       27,639       43,105
                                                                               -------      ------
     Net cash provided by financing activities                                  47,664       41,713

Increase in cash and cash equivalents                                              513        7,871
Cash and cash equivalents at beginning of period                                 8,481       13,210
                                                                               ------      --------
Cash and cash equivalents at end of period                                      $8,994      $21,081
                                                                               =======     ========

Supplemental schedules and disclosures of cash flow information:

  Cash paid for:
    Interest on deposits and other borrowings                                   $5,329      $5,653
                                                                               =======      ======

Schedule of noncash investment activities:
    Foreclosed real estate                                                       ($375)      ($509)
                                                                               =======      =======

See notes to consolidated financial statements.

                         RESOURCE BANKSHARES CORPORATION

                   Notes to Consolidated Financial Statements
                                  June 30, 1999
                                   (UNAUDITED)
                  (Dollars in thousands, except per share data)

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

(3)  SECURITIES

         Effective April 1, 1999 the Company adopted early election of Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Transactions". Pursuant to the provisions of this Statement, which allows for a reassessment of intent with respect to the investment portfolio, management has elected to transfer securities with a fair value of $11,255 at the time of transfer (original cost - $11,357) from available-for-sale classification to the held-to-maturity classification as of April 1, 1999. The amortized costs, gross unrealized gains, gross unrealized losses, and fair values for securities at June 30, 1999, are shown in the following table.

                                                                        Gross                   Gross
      AVAILABLE-FOR-SALE:               Amortized Costs      Unrealized Gains       Unrealized Losses       Fair Values
      -------------------------------------------------------------------------------------------------------------------
      U.S. Government Agencies                   $5,327                   $ --                     $56            $5,271
      Corporate Securities                          427                     --                      45               382
      Other Securities                            1,444                     --                      34             1,410
      -------------------------------------------------------------------------------------------------------------------
      TOTALS                                     $7,198                    $--                    $135            $7,063
      -------------------------------------------------------------------------------------------------------------------





                                                                         Gross                   Gross
      HELD-TO-MATURITY:                 Amortized Costs       Unrealized Gains       Unrealized Losses       Fair Values
      -------------------------------------------------------------------------------------------------------------------
      U.S. Government and agency
       securities                                  $244                     $6                      $1              $249
      Municipal securities                          746                     10                      --               756
      Corporate Securities                       14,563                      9                     471            14,191
      -------------------------------------------------------------------------------------------------------------------
      TOTALS                                    $15,643                    $25                    $472           $15,196
      -------------------------------------------------------------------------------------------------------------------

(4) ALLOWANCE FOR LOAN LOSSES


Changes in the allowance for loan losses are as follows:

               Balance as of January 1, 1999           $2,500

               Provision for loan losses                   --

               Loans charged off                         (101)

               Recoveries                                   2
                                                       ------
               Balance at June 30, 1999                $2,401
                                                       ======



(5) NET INCOME PER SHARE

     Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised, converted into common stock or resulted in the issuance of common stock that then shares in the earnings of the entity. The average number of basic shares outstanding for the six months ended June 30, 1999, and 1998 were 2,507,857 and 2,453,380, respectively. The diluted average number of shares for the six months ended June 30, 1999 and 1998 were 2,729,199 and 2,719,110, respectively.

(6) COMPREHENSIVE INCOME

     Comprehensive income for the six months ended June 30, 1999 consists only of unrealized gains or losses on available for sale securities as illustrated below:


                                                    Accumulated other
                                                 comprehensive income
                                                 --------------------
      Beginning balance                                       $   61
      Current period unrealized loss                            (212)
                                                                -----
      Ending balance                                          $ (151)
                                                              =======

     No reclassification adjustment was necessary as no realized gains or losses were included in net income for the period.



(7) SEGMENT REPORTING


     The Company has one reportable segment, its mortgage banking operations. This segment originates residential loans and subsequently sells them to investors. The commercial banking and other banking operations provide a broad range of lending and deposit services to individual and commercial customers, including such products as construction loans, and other business financing arrangements.

     The Company's reportable segment is a strategic business unit that offers difference products and services. It is managed separately because the segment appeals to different markets and, accordingly, requires different technology and marketing strategies.

     The segment's most significant revenue and expense is non-interest income and non-interest expense, respectively. The segments are reported below for the periods ended June 30, 1999 and June 30, 1998.

SELECTED FINANCIAL INFORMATION

                                                           Commercial           Mortgage
                                                              Banking            Banking
                                                            and Other         Operations             Total
                                                            ---------         ----------             -----
                                                                            (Dollars in thousands)
Six Months Ended June 30, 1999
     Net interest income after provision
         for loan losses                                        $4,209              $  -             $4,209
     Noninterest income                                            790              3,110             3,900
     Noninterest expense                                        (2,602)            (3,401)           (6,003)
                                                                -------            -------           -------

      Net income before income taxes                            $2,397              ($291)           $2,106
                                                                =======             ======           ======

Six Months Ended June 30, 1998

     Net interest income after provision
         for loan losses                                        $4,131              $  -             $4,131
     Noninterest income                                            351              4,288             4,639
     Noninterest expense                                        (2,783)            (3,684)           (6,467)
                                                                -------            -------           -------

      Net income before income taxes                            $1,699               $604            $2,303
                                                                =======            =======           ======

SEGMENT ASSETS

                                                            Commercial
                                                             Banking       Mortgage Banking
                                                            and Other         Operations              Total
                                                            ---------         ----------              -----
                                                                            (Dollars in thousands)

                 June 30, 1999                                $281,953             $1,158          $283,111
                 June 30, 1998                                $252,084             $1,453          $253,537


                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (Dollars in thousands, except per share data)

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     In addition to historical information, the following discussion contains forward looking statements that are subject to risks and uncertainties that could cause the Company's actual results to differ materially from those anticipated. These forward looking statements include, but are not limited to, the effect of increasing interest rates on the Company's profitability and the adequacy of the Company's allowance for future loan losses. Several factors, including the local and national economy, the demand for residential mortgage loans and the adequacy of the Company's Year 2000 compliance, may adversely affect the Company's ability to achieve the expected results. Readers are cautioned not to place undue reliance on these forward looking statements, which reflect management's analysis only as of the date of this report.

     Total assets at June 30, 1999 were $283,111, up 21.3% from $233,460 at December 31, 1998, primarily reflecting growth in loans. The Company's loan portfolio grew by $33,997 or 18% in the first six months of 1999. The principal components of the Company's assets at the end of the period were $22,706 in securities, $8,994 in cash and cash equivalents, $21,362 in funds advanced in settlement of mortgage loans and $220,118 in net loans. The Company's lending activities are a principal source of income.

     Total liabilities at June 30, 1999 were $264,514, up 22.6% from $215,671 at December 31, 1998, with the increase almost entirely represented by a $32,609 (15.8%) growth in deposits. Non-interest bearing demand deposits increased $2,663 or 16.9%, while interest bearing deposits increased by $29,946 or 15.7%. The Company's deposits are provided by individuals and businesses located within the communities served as well as the national market. In addition, Federal funds purchased increased from $0 at December 31, 1998 to $6,600 at June 30, 1999.

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

         The funds generated by the Trust Preferred Securities offering were invested in marketable securities and will also be used by the Company in its stock repurchase program. The marketable securities are categorized as held-to-maturity. The Company's stock repurchase program will be used to offset the otherwise dilutive effects of stock options granted to the Company's management as employment recruitment and retention perquisites.

          Total shareholders' equity at June 30, 1999 was $18,597, compared to $17,789 at December 31, 1998. The Company had net income of $1,377 for six months ended June 30, 1999 compared with net income of $1,497 for the comparable period in 1998, a decline of 8.0%.

         On August 4, 1999, the Company declared a significant borrower in default. While the total loss is not currently determinable, the Company estimates that it could incur a maximum after tax loss of approximately $2,300 as a result of this default. The Company is not currently able to estimate the size of the loss due to uncertainties regarding potential insurance claims and the liquidation value of collateral that secures the loans, both of which could potentially mitigate the loss. There can be no assurance, however, that the Company will be able to mitigate the loss through insurance claims or the liquidation of collateral. When determinable, the loss will be a one time charge to earnings and/or absorbed in the Bank's current allowance for loan losses. Management believes that this loss, while significant, is isolated to this particular borrower, and will not negatively impact the Company's ability to conduct its business on a going forward basis.

         Profitability as measured by the Company's return on average assets
(ROA) was 1.1% for the six months ended June 30, 1999, down .1% from the same period of 1998. A key indicator of performance, the return on average equity
(ROE) was 15.2% and 19.3% for the six month periods ended June 30, 1999 and 1998, respectively.

         Net interest income represents a principal source of earnings for the Company. The first component of the Company's net interest income is its loan portfolio. Making sound loans that will increase the Company's net interest margin is the first priority of management. The second component is gathering core deposits to match and fund the loan production as cost efficiently as possible. The Company also uses electronic funding of deposits and Federal Home Loan Bank ("FHLB") advances to fund loan growth either for asset and liability management purposes or for a less expensive source of funds.

         Net interest income, before provision for loan losses, declined slightly by $47 (1%) to $4,209 for the six months ended June 30, 1999 versus $4,256 for the same period in 1998.

AVERAGE BALANCES, INTEREST INCOME AND EXPENSES, AND AVERAGE YIELDS AND RATES

The following table sets forth, for the periods indicated, information regarding: (i) the total dollar amount of interest income of the Bank from categories of interest-bearing assets and the resultant average yield; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average cost; (iii) net interest position; (iv) net interest ncome;
(v) net interest rate spread; (vi) net interest yield on interest-earning assets; and (vii) the ratio of total interest-earning assets to total interest-bearing liabilities. Since quarter-end balances can be distorted by one-day fluctuations, an analysis of changes in the quarterly averages is provided to give a better indication of balance sheet trends.



                                                    2nd Quarter                   1st Quarter             4th Quarter
                                                       1999                           1999                    1998
                                                Average             Yield/    Average              Yield/    Average
                                              Balance (1) Interest  Rate (2) Balance (1)  Interest Rate (2)  Balance (1)
                                              ---------------------------------------------------------------------------
ASSETS
Interest-earning assets:
    Securities                                  $ 22,133   $  383     6.92%   $  15,699  $  205      5.22%   $ 10,385
    Loans (3)                                    206,625    4,209     8.15%     188,686   4,007      8.49%    182,720
    Interest bearing deposits                      8,117      102     5.03%      12,893     166      5.15%      5,725
    Other interest-earning assets (4)             17,929      425     9.48%      14,869     322      8.66%     25,426
                                                --------   ------   -----     ---------   -----    ------    --------
       Total interest earning assets             254,804    5,119     8.04%     232,147   4,700      8.10%    224,256
Noninterest earning assets:
    Cash and due from banks                        3,902                          3,989                         3,880
     Premises and equipment                        3,773                          3,296                         3,273
     Other assets                                  4,988                          4,946                         4,646
      Less: Allowance for loan losses             (2,407)                        (2,442)                       (2,522)
                                                --------                      ---------                      --------

       Total noninterest earning assets           10,256                          9,789                         9,277
                                                --------                      ---------                      --------

           Total assets                         $265,060                      $ 241,936                      $233,533
                                                ========                      =========                      ========

LIABILITIES AND STOCKHOLDERS'  EQUITY
Interest-bearing liabilities:
  Interest bearing deposits:
   Demand/Money Market Accounts                 $ 12,421   $   97     3.12%   $  13,585  $   108     3.18%   $ 11,463
    Savings                                       23,263      266     4.57%      22,327      243     4.35%     20,245
    Certificates of deposit                      171,271    2,240     5.23%     160,154    2,149     5.37%    154,151
                                                --------   ------   ------    ---------   ------   ------    --------
       Total interest bearing deposits           206,955    2,603     5.03%     196,066    2,500     5.10%    185,859
    FHLB advances and other
      borrowings (5)                              10,035      138     5.50%       7,300      102     5.59%     10,978
    Capital debt securities                        9,200      215     9.35%       2,421       52     8.59%         -
                                                --------   ------   ------    ---------   ------   ------    --------
       Total interest-bearing
         liabilities                             226,190    2,956     5.23%     205,787    2,654     5.16%    196,837
                                                --------   ------             ---------   ------             --------
 Noninterest-bearing liabilities:
    Demand deposits                               18,314                         16,154                        15,928
    Other liabilities                              2,099                          2,130                         3,352
                                                --------                      ---------                      --------

       Total noninterest earning
         liabilities                              20,413                         18,284                        19,280
                                                --------                      ---------                      --------

 Stockholders' equity                             18,457                         17,865                        17,416
                                                --------                      ---------                      --------

Total liabilities and stockholder's
  equity                                        $265,060                       $241,936                      $233,533
                                                ========                      =========                      ========
Net interest income/interest
  rate spread (6)                                          $2,163     2.81%               $2,046    2.94%
                                                           ======   ======                ======   ======
Net interest position (7) /
    Net yield on interest-earning
    assets (8)                                   $28,614               0.85%    $ 26,360              0.88%   $ 27,419
                                                ========            ======     ========            ======    ========

Ratio of average  interest-earning  assets
  to average interest-bearing liabilities (9)                       112.65%                        112.81%
                                                                    ======                         ======



                                                 4th Quarter
                                                        1998
                                                         Yield/
                                               Interest  Rate (2)
                                              -------------------
ASSETS
Interest-earning assets:
    Securities                                  $  149    5.74%
    Loans (3)                                    4,084    8.94%
    Interest bearing deposits                       77    5.38%
    Other interest-earning assets (4)              434    6.83%
                                                 -----    -----
       Total interest earning assets             4,744    8.46%
Noninterest earning assets:
    Cash and due from banks
     Premises and equipment
     Other assets
      Less: Allowance for loan losses


       Total noninterest earning assets


           Total assets


LIABILITIES AND STOCKHOLDERS'  EQUITY
Interest-bearing liabilities:
  Interest bearing deposits:
   Demand/Money Market Accounts                 $   97    3.38%
    Savings                                        234    4.62%
    Certificates of deposit                      2,189    5.68%
                                                ------    -----
       Total interest bearing deposits           2,520    5.42%
    FHLB advances and other
      borrowings (5)                               156    5.68%
    Capital debt securities                          -       -
                                                ------    -----
       Total interest-bearing
         liabilities                             2,676    5.44%
                                                ------    -----
 Noninterest-bearing liabilities:
    Demand deposits
    Other liabilities


       Total noninterest earning
         liabilities


 Stockholders' equity


Total liabilities and stockholder's
  equity

Net interest income/interest
  rate spread (6)                               $2,068     3.02%
                                                ======    =====
Net interest position (7) /
    Net yield on interest-earning
    assets (8)                                             0.92%
                                                          =====

Ratio of average  interest-earning  assets
  to average interest-bearing liabilities (9)           113.93%
                                                        =======

(1) Average balances are computed on daily balances.
(2) Yield and rate percentages are all computed through the annualization of interest income and expenses versus the average balances of their respective accounts.
(3) Non-accrual loans are included in the average loan balances, and income on such loans is recongized on a cash basis.
(4) Consists of funds advanced in settlement on loans.
(5) Consists of FHLB advances and federal funds purchased.
(6) Represents the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities.
(7) Equals total interest-earning assets minus total interest-bearing liabilities.
(8) Equals net interest income divided by average interest-earning assets.
(9) Equals average interest-earning assets divided by average interest-bearing liabilities.


     Non-interest income declined from $4,639 for the six months ended June 30, 1998 to $3,900 for the same period in 1999. This decrease was primarily attributable to reduced loan refinancing activity in the Company's mortgage banking operations. Due to recent increases in market interest rates, the Company is likely to continue to experience significant reductions in mortgage loan refinancings in future periods, which in turn will continue to adversely impact the Company's noninterest income. These interest rate increases, or any further increases in the future, will also adversely impact the Company's ability to generate noninterest income from new mortgage loan originations because higher interest rates tend to reduce the overall volume of the home mortgage market. For the six months ended June 30, 1999, mortgage banking income declined by 27.4% or $1,178 to $3,119 versus the same period of 1998. Mortgage banking continues to be a key element of the Company's operations. Because of the uncertainty of future loan origination volume and the future level of interest rates, the Company may continue to experience declines in the mortgage banking income in future periods. Other non-interest income, consisting mostly of service charges, and a gain on sale of loans in early 1999, increased by $439 to $781 for the quarter ending June 30, 1999 compared to the same period in 1998.

     For the six months ended June 30, 1999, the Company's non-interest expense totaled $6,003 or 7.2% lower than the same period in 1998. This decrease in expenses was also primarily due to reduced mortgage banking activity. The largest component of non-interest expense, salaries and employee benefits, which represents 53.6% of total non-interest expense, decreased 15.4% to $587 for the six months ended June 30, 1999 over the same period in 1998. Occupancy expense increased by 7.9% to $571, depreciation and equipment maintenance decreased by 2.2% to $354, marketing and business development increased 18.1% to $202, and outside computer services decreased by 18.1% to $249 for the six months ended June 30, 1999 over the same period in 1998 (due to one-time expenses incurred in 1998 in connection with a system conversion).

     In establishing the allowance for loan losses, management considers a number of factors, including loan asset quality, related collateral and economic conditions prevailing during the loan's repayment. In its loan policies, management emphasizes the borrower's ability to service the debt, the borrower's general creditworthiness and the quality of collateral. Loans are generally placed in nonaccrual status when the collection of principal and interest is 90 days or more past due, unless the obligation is both well-secured and in the process of collection. The allowance for loan losses as a percentage of quarter-end loans at June 30 was 1.1% and 1.7% for 1999 and 1998, respectively. The provisions for loan losses were $0 and $125 for the six months ended June 30, 1999 and 1998, respectively.

     While the Company believes it has sufficient allowance for its existing portfolio, there can be no assurances that an additional allowance for losses on existing loans may not be necessary in the future, particularly if the economy worsens. The loan losses expected in the third quarter, as previously discussed, will be reflected in the Company's operating results in the third quarter of 1999.

NON PERFORMING ASSETS

The following table presents the Company's non performing assets for the periods set forth below.


                                                    June 30         December 31
                                                      1999              1998
                                                      -----             ----
                                                      (Dollars in thousands)


Non accrual loans                                     $324              $533
Other real estate                                      393               647
Loans 90 days or more past due and still
  accruing interest                                    653               412
                                                   -------           -------
    Total non performing assets                     $1,280            $1,592
                                                  ========          ========

    Total assets                                  $283,111          $233,460
                                                  ========          ========

    Total non performing assets to total assets       0.45%             0.68%
                                                  ========          ========

SUMMARY OF LOAN LOSS EXPERIENCE



The following table presents the Company's loan loss experience and selected loan loss ratios for the six months ended June 30, 1999 and 1998. In addition to the historical loan loss experience outlined below, the Company expects to provide for a significant loan loss in the third quarter of 1999 as discussed previously.

                                                                         Six Months Ended June 30,
                                                                            1999            1998
                                                                           (Dollars in thousands)
Balance of allowance for loan losses at beginning of year                 $2,500          $2,573

Loans charged-off:
 Commercial                                                                  (11)              -
 Installment                                                                  (2)             (5)
 Real Estate                                                                 (84)             141
 Credit Cards and Other Consumer                                              (4)             (9)
                                                                        ----------        --------

 Total loans charged-off                                                    (101)           (155)
                                                                        ----------        --------

Recoveries of loans previously charged-off:
 Commercial                                                                    1               -
 Installment                                                                   1               3
 Real Estate                                                                   -              35
 Credit Cards and Other Consumer                                               -              19
                                                                        ----------        ---------
 Total recoveries                                                              2              57
                                                                        ----------        ---------
Net loans charged-off                                                        (99)            (98)
Additions to allowance charged to expense
                                                                               -             125
                                                                        ----------      -----------
Balance at end of quarter                                               $  2,401        $  2,600
                                                                        ==========      ===========
Average loans                                                           $206,625        $159,689

Loans at end of period                                                  $222,519        $171,662
Selected Loan Loss Ratios:
 Net charge-off during the period to average loans                          0.05%           0.06%
 Provision for loan losses to average loans                                 0.00%           0.08%
 Provision for loan losses to net charge-offs during the period                0%            128%
 Allowance for loan losses to loans at end of period                        1.08%           1.51%
 Non-performing assets at end of period                                   $1,280          $2,075
 Non-performing assets to total loans at end of period                      0.58%           1.21%
 Allowance for loan losses to non-performing assets
  at end of period                                                           188%            125%

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

     Liquidity represents the institution's ability to meet present and future financial obligations. Liquid assets include cash, interest bearing deposits with banks, money market accounts, federal funds sold, investments and loans maturing within one year. The Company's funding requirements are supplied from a range of traditional sources, including various types of demand deposits, money market accounts, certificates of deposit and short-term borrowings. Federal Home Loan Bank ("FHLB") advances are utilized as funding sources by the Company. At June 30, 1999, there were $7,300 in FHLB advances outstanding. The Company has a warehouse line of credit collateralized by first mortgage loans amounting to $50,000, which expires December 2, 1999. The Company has no reason to believe this arrangement will not be renewed, although no assurance can be given in this regard. The Company had $0 and $2,200 outstanding warehouse advances at June 30, 1999 and 1998, respectively. At June 30, 1998, $13,300 was outstanding in FHLB advances outside of the warehouse line.

     The Company also had purchased Federal Funds in the amount of $6,600 and $0 at June 30, 1999 and 1998, respectively. The Company has lines of credit with other correspondent banks of $11,509 and $2,000.

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

     The Company's financial position at June 30, 1999 reflects liquidity and capital levels that management believes are currently adequate to fund anticipated future business expansion. Capital ratios are in excess of required regulatory minimums for a well capitalized institution. The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance, and changing competitive conditions and economic forces. The adequacy of the Company's capital is reviewed by management on an ongoing basis. Management seeks to maintain a capital structure that will assure an adequate level of capital to support anticipated asset growth and to absorb potential losses.

     The following table presents the amounts of the Company's interest sensitive assets and liabilities that mature or reprice in the periods indicated.


                                                                           June 30, 1999
                                                                             Maturing
                                          --------------------------------------------------------------------------------
                                               Within            4-12            1 - 5            Over          Total
                                               3 Months         Months           Years           5 Years
                                                                      (Dollars in thousands)
Interest-Earning Assets:
    Investment securities                       $4,818           $700            $1,546          $15,642        $22,706
    Loans                                      124,843         22,723            47,624           27,329        222,519
    Interest bearing deposits                    4,415              -                 -                -          4,415
    Other interest-earning assets               21,362              -                 -                -         21,362
                                          -------------     -----------      ------------       ----------    ----------
Total interest-earning assets                  155,438         23,423            49,170           42,971        271,002
                                          -------------     -----------      ------------       ----------    ----------

Interest-Bearing Liabilities:
   Deposits
       Demand and savings (1)                                                   $34,893                -      $  34,893
       Time deposits, $100,000 and over          2,282          8,497               789                -         11,568
       Other time deposits                      45,852        124,119             3,950                -        173,921
   Other interest-bearing liabilities            6,600          2,000             5,300                -         13,900
   Capital debt securities                           -              -                 -            9,200          9,200
                                          -------------     ------------     ------------       ----------    ----------
Total interest-earning liabilities              54,734        134,616            44,932            9,200        243,482
                                          -------------     ------------     ------------       ----------    ----------

         Period Gap                           $100,704      ($111,193)           $4,238          $33,771      $  27,520
                                          -------------     ------------     ------------       ----------    ----------

         Cumulative Gap                       $100,704       ($10,489)          ($6,251)         $27,520
                                          -------------     ------------     ------------       ----------

         Ratio cumulative gap total
            interest-earning assets              37.16%         -3.87%            -2.31%           10.15%



(1) Management has determined that interest checking, money market and savings accounts are not sensitive to changes in related market ratio and, therefore, we have placed them in the 1-5 years category.

     Regulatory capital adequacy standards are based on an established minimum for Tier 1 Risk-Based Capital, Risk-Based Capital and the Tier 1 Leverage Ratio. The following table summarizes regulatory capital ratios for the Company and the Bank at June 30, 1999.

                                                   Resource        Resource
                          Required Ratio          Bankshares         Bank
                          --------------          ----------       --------
  Tier 1 risk-based              4.00%              10.43%           9.69%
  Total risk- based              8.00%              12.66%          10.68%
  Tier 1 leverage        4.00 to 5.00%               9.42%           8.92%

     The Company and the Bank are in full compliance with all relevant regulatory capital requirements.

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

     The Company adopted a five phase plan of action developed by the Federal Financial Institutions Examination Council ("FFIEC") to address Year 2000 issues and created an in-house committee to manage the Y2K project. During phase one, "awareness," the Company developed an overall strategy and timetable for the completion of all Year 2000 requirements. Phase two, "assessment," involved analyzing, prioritizing and putting all internal systems, both information technology (IT) and non-IT systems, on track for Year 2000 compliance according to the timetable established in the awareness phase. The Company has no proprietary or in-house developed systems or software, so non-IT systems are limited to infrastructure and communications. During the third phase, "renovation," necessary upgrades or replacements were ordered for hardware and software. In addition, each of the Company's vendors was contacted regarding their Year 2000 progress.

     The fourth phase, "validation,"included the evaluation of vendor testing and live testing when possible. Since the Company has no legacy systems, most of the testing was by proxy, where the vendor supplied testing scripts and results and the Company evaluated both to determine that the testing was adequate and that the results were as expected and satisfactory. The Company changed data processors in late 1997 and is served by a Service Bureau which houses and maintains all hardware, software and backups applicable to updating and maintaining the Company's customer and financial records. Because this is the area of greatest risk to the Company with regard to Year 2000 issues, this arrangement meant the Company must carefully oversee the efforts of the vendor to ensure Year 2000 compliance was complete and timely. The data processor has renovated and tested its systems and has supplied a series of test scripts and results for each application, as well as hardware, software and operating systems. The Company's in-house committee has reviewed each phase of the data processor's testing and documented the results, which were then reported to and ratified by the Company's Board of Directors. The Company will continue testing and validation throughout the remainder of 1999 to ensure the continuing reliability of its systems. Phases one through four are complete.

     The final phase, "implementation," will occur at the turn of the century with the readiness to execute contingency plans if necessary. The Company's Contingency Plan is complete and in the process of being tested by every work group involved in doing the Company's business. Contingency plans include alternatives for each critical system, which should allow business to continue with little or no interruption past the turn of the century. These alternatives are being subjected to the same process as the Company's primary service providers. Additionally, the contingency plans include performing tasks manually if necessary, until the appropriate applications are operational.

     In addition to verifying its internal and vendor supplied systems, the

Company has provided compliance certification questionnaires to its customers in order to determine their ability to be Year 2000 compliant. Each borrower is assigned a credit risk rating based on the questionnaire and the Company's knowledge of the borrower. If a customer does not respond to the questionnaire or if its response does not provide the Company with adequate assurance that such customer's failure to be Year 2000 compliant would not have a material adverse effect on the Company, the Company is entitled to take steps to terminate its relationship with the customer before December 31, 1999. Year 2000 compliance is a part of the review process for new loans, which maintains the integrity of the Company's commercial loan portfolio on an ongoing basis. Each month, the Company's Board of Directors receives a commercial loan portfolio Year 2000 Credit Risk Analysis.

     Costs to date directly attributable to the Year 2000 project have not been substantial due to the fact that the change in data processors and the acquisition of a bank in late 1997 required a complete upgrade of all desktop computer systems and servers. Year 2000 compliance was an important part of all purchases and management believes that any known issues were corrected. The Year 2000 progress of all data processing companies is being monitored by outside auditors and regulators and the Company receives regular reports regarding the progress. Costs to date total $75 thousand; however, testing by outside vendors may exceed $100 thousand based on best estimates available to date. Management anticipates that these funds will be financed internally.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Not applicable.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     There are no material pending legal proceedings to which the Company is a party or of which the property of the Company is subject. The Company is party to certain nonmaterial legal proceedings occurring in the normal course of business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Resource Bankshares Corporation held its 1999 Annual Meeting of Shareholders on May 27, 1999. At the Annual Meeting, the following matters were acted upon by shareholders.

1. Election of Directors. The following persons were elected as directors of the company to serve a one year term, with the votes For and Withheld indicated below:

          DIRECTOR                          FOR                     WITHHELD
          Alfred E. Abiouness               1,808,059               6,195
          John B. Bernhardt                 1,808,059               6,195
          Thomas W. Hunt                    1,808,059               6,195
          Louis R. Jones                    1,807,523               6,731
          A. Russell Kirk                   1,807,393               6,861
          Lawrence N. Smith                 1,808,059               6,195
          Elizabeth A. Twohy                1,808,059               6,195

2.   Approval of the Company's Amended and Restated 1996 Long-Term Incentive
     Plan


     FOR                AGAINST            ABSTAIN             BROKER NON-VOTES
     1,184,523          66,313             9,603               553,815

3. Ratification of the appointment of Goodman & Company, L.L.P. as the Company's independent auditors for the year ending December 31, 1999.

     FOR                AGAINST            ABSTAIN             BROKER NON-VOTES
     1,807,312          1,495              5,447               0


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a) The registrant includes herein the following exhibits.

  EXHIBIT NO.     DESCRIPTION

  10.23 Employment Agreement dated January 1, 1999, by and between Resource Bank and Harvard R.Birdsong, as amended.

  10.24 Employment Agreement dated January 1, 1999, by and between Resource Bank and Debra C.Dyckman, as amended.

  10.25 Employment Agreement dated January 1, 1999, by and between Resource Bank and Lawrence N.Smith, as amended.

  10.26 Employment Agreement dated January 1, 1999, by and between Resource Bank and Eleanor J. Whitehurst, as amended.

  10.27 First Amendment to Employment Agreement dated January 1, 1999, by and between Resource Bank and T.A. Grell, Jr.

  27              Financial Data Schedule

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the under-signed, thereunto duly authorized.

                                     RESOURCE BANKSHARES CORPORATION


                                     /s/ Lawrence N. Smith
                                     ---------------------
                                     Lawrence N. Smith
                              President & Chief Executive Officer
                                     Date: August 16, 1999

                                     /s/ Eleanor J. Whitehurst
                                     -------------------------
                                    Eleanor J. Whitehurst
                          Senior Vice President & Chief Financial Officer
                                     Date: August 16, 1999