Form 10-Q
period 1999-09-30
RESOURCE BANKSHARES CORP
filed 1999-11-15
CIK 1065002

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

At September 30, 1999, 2,535,580 shares of Resource Bankshares Corporation's common stock, $1.50 par value, were outstanding.

                         RESOURCE BANKSHARES CORPORATION
                                    FORM 10-Q
                               SEPTEMBER 30, 1999

                                      INDEX

PART I.  FINANCIAL INFORMATION

       Item 1.    Financial Statements
                    Consolidated Balance Sheets as of September 30, 1999 and
                    December 31, 1998                                                                     3

                    Consolidated Statements of Income for the periods ended
                    September 30, 1999 and 1998                                                           4

                    Consolidated Statements of Stockholder's Equity for the period
                    ended September 30, 1999                                                              5

                    Consolidated Statements of Cash Flows for the periods ended
                    September 30, 1999 and 1998                                                           6

                    Notes to Consolidated Financial Statements                                            7

       Item 2.      Management's Discussion and Analysis of Financial Condition                          10
                    and Results of Operations

       Item 3.    Quantitative and Qualitative Disclosures about Market Risks                            19

PART II. OTHER INFORMATION

       Item 1.      Legal Proceedings                                                                    19

       Item 6.      Exhibits and Reports on Form 8-K                                                     20






PART I - FINANCIAL INFORMATION
Item 1. Financial Statements


RESOURCE BANKSHARES CORPORATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED)                                   September 30          December 31
                                                                                  1999                 1998
                                                                                   (Dollars in Thousands)
ASSETS
Cash and due from banks                                                       $  3,458             $  4,325
Interest bearing deposits                                                        2,788                3,357
Federal funds sold                                                                   -                  800
Funds advanced in settlement of mortgage loans                                  16,381               21,052
Securities available for sale                                                    6,773                8,619
Securities held to maturity                                                     15,546                1,224
Loans, net of unearned income:
  Commercial                                                                    76,138               68,569
  Real estate - construction                                                    61,265               44,607
  Commercial real estate                                                        67,748               42,482
  Residential real estate                                                       27,819               28,702
  Installment and consumer loans                                                 4,260                4,162
                                                                       ----------------      ---------------
TOTAL LOANS                                                                    237,230              188,522
  Allowance for loan losses                                                    (3,723)              (2,500)
                                                                       ----------------      ---------------
NET LOANS                                                                      233,507              186,022

Other real estate owned                                                            186                  647
Premises and equipment                                                           3,850                3,281
Other assets                                                                     5,384                2,531
Accrued interest                                                                 1,936                1,602
                                                                       ----------------      ---------------
                                                                              $289,809             $233,460
                                                                       ================      ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Non-interest bearing                                                        $ 16,653             $ 15,783
  Interest bearing                                                             223,387              190,436
                                                                       ----------------      ---------------
TOTAL DEPOSITS                                                                 240,040              206,219

Federal funds purchased                                                          7,921                    -
FHLB advances                                                                   14,703                7,300
Other liabilities                                                                1,409                1,500
Accrued interest                                                                 1,026                  652
Capital debt securities                                                          9,200                    -
                                                                       ----------------      ---------------
TOTAL LIABILITIES                                                              274,299              215,671

STOCKHOLDERS' EQUITY
 Common stock, par value $1.50 a share
  Shares authorized: 6,666,666
  Shares issued and outstanding:
  1999 - 2,535,580; 1998 2,477,124                                               3,803                3,716
 Additional paid-in capital                                                     10,554               10,702
 Retained earnings                                                               1,279                3,310
 Accumulated other comprehensive income                                          (126)                   61
                                                                       ----------------      ---------------
                                                                                15,510               17,789
                                                                       ----------------      ---------------
                                                                              $289,809             $233,460
                                                                       ================      ===============
See notes to consolidated financial statements.

RESOURCE BANKSHARES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED)

                                                                Three months ended                  Nine months ended
                                                                    September 30                      September 30
                                                                 1999           1998               1999            1998
                                                                (Dollars in Thousands)            (Dollars in Thousands)
Interest income:
 Interest and fees on loans                                   $ 4,754         $3,963             $12,970         $11,268
 Interest on investment securities                                390            160                 977             563
 Interest on funds advanced                                       465            519               1,212           2,625
 Interest on other interest bearing deposits                       42            318                 311             546
                                                        --------------  -------------   -----------------  --------------

     Total interest income                                      5,651          4,960              15,470          15,002
                                                        --------------  -------------   -----------------  --------------

Interest expense:
 Interest on deposits                                           2,824          2,739               7,927           7,796
 Interest on borrowings                                           228            135                 468             864
 Interest on capital debt securities                              217              -                 484               -
                                                        --------------  -------------   -----------------  --------------
     Total interest expense                                     3,269          2,874               8,879           8,660
                                                        --------------  -------------   -----------------  --------------

     Net interest income                                        2,382          2,086               6,591           6,342

Provision for loan losses                                       4,667             25               4,667             150
                                                        --------------  -------------   -----------------  --------------
     Net interest income after
      provision for loan losses                                (2,285)         2,061               1,924           6,192
                                                        --------------  -------------   -----------------  --------------
Noninterest income:
  Mortgage banking income                                       1,759          1,447               4,878           5,744
  Service charges                                                 382            255                 891             595
  Gain on sale of loans and other real estate                       8              8                 280              10
                                                        --------------  -------------   -----------------  --------------
                                                                2,149          1,710               6,049           6,349
                                                        --------------  -------------   -----------------  --------------
Noninterest expense:
  Salaries and employee benefits                                1,920          1,454               5,139           5,260
  Occupancy expenses                                              304            282                 875             811
  Depreciation and equipment maintenance                          292            218                 646             580
  Stationery and supplies                                          81             65                 264             229
  Marketing and business development                              123             92                 325             263
  Professional fees                                               150             52                 232             127
  Outside computer services                                       118            135                 367             439
  Provision for funds advanced                                    275              6                 275             265
  FDIC insurance                                                   15             14                  42              38
  Expenses associated with other real estate                      (1)            33                  25              36
  Other                                                           644            184               1,746             954
                                                        --------------  -------------   -----------------  --------------
                                                                3,933          2,535               9,936           9,002
                                                        --------------  -------------   -----------------  --------------
Income (loss) before income tax                                (4,069)         1,236              (1,963)          3,539

Income tax (benefit) expense                                   (1,418)           433                (689)          1,239
                                                        --------------  -------------   -----------------  --------------
Net (loss)  income                                            ($2,651)          $803             ($1,274)        $ 2,300
                                                        ==============  =============   =================  ==============

Cash dividend declared per common share                         $0.10         $ 0.06               $0.30         $  0.18
                                                        ==============  =============   =================  ==============
Basic earnings per common share (Note 5)                       $(1.04)        $ 0.32              $(0.51)        $  0.93
                                                        ==============  =============   =================  ==============
Diluted earnings per common share (Note 5)                     $(0.97)        $ 0.30              $(0.47)        $  0.85
                                                        ==============  =============   =================  ==============

See notes to consolidated financial statements.

RESOURCE BANKSHARES CORPORATION
STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

Nine Months Ended September 30, 1999





                                                                                                Accumulated
                                                                                                   Other
                                                                       Additional    Retained  Comprehensive
                                                    Common Stock        Paid-in      Earnings      Income
                                      Shares          Amount            Capital      (Deficit)     (Loss)       Total
                                      ------          ------            -------      ---------     ------       -----
                                                                              (DOLLARS IN THOUSANDS)

Balance, December 31, 1998               2,477,124    $    3,716    $   10,702    $    3,310    $       61    $   17,789

Comprehensive income:
    Net income                                --            --            --          (1,274)         --          (1,274)

   Changes in unrealized
    appreciation (depreciation)
    on securities available for sale,
    net of reclassification
    adjustment and tax effect                 --            --            --            (187)                       (187)
                                                                                                                  ------
          Total comprehensive income                                                                              (1,461)

Proceeds from exercise of stock
     options                                27,733            41            88                                       129

Proceeds from exercise of warrants          59,822            90           276                                       366

Reacquisition of common stock              (29,099)          (44)         (512)                                     (556)

Cash dividends declared
     $ .30 per share                          --            --            --            (757)                       (757)
                                         --------     ----------    ---------     ----------    ----------    ----------

Balance, September 30, 1999              2,535,580    $    3,803    $   10,554    $    1,279    ($     126)   $   15,510
                                         =========    ==========    ==========    ==========    ==========    ==========


See notes to consolidated financial statements.

RESOURCE BANKSHARES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                         Nine months ended
                                                                                   September 30     September 30
Operating activities                                                                       1999             1998
                                                                                        (Dollars in thousands)
  Net (loss)  income                                                                    $(1,274)         $ 2,300
  Adjustments to reconcile to net cash used by operating activities:
   Provision for losses on loans and other real estate owned                              4,667              150
   Provision for losses on funds advanced on settlement of mortgage loans                   275                -
   Depreciation and amortization                                                            310              231
   Amortization of investment securities premiums, net of discounts                          40               69
   Gain on sale of loans and other real estate owned                                       (280)              (2)
   Loss on premises and equipment                                                            (1)              (4)
   Deferred loan origination fees, net of costs                                             502              (25)
   Changes in:
    Funds advanced in settlement of mortgage loans                                        4,397             (579)
    Interest receivable                                                                    (334)             (49)
    Interest payable                                                                        375               68
    Other assets                                                                         (2,186)            (243)
    Other liabilities                                                                       (91)             309
                                                                                          -----            -----
     Net cash provided by operating activities                                            6,400            2,225

Investing activities:
  Proceeds from sale of real estate owned, net of costs                                     590                -
  Proceeds from sales and maturities of
    available-for-sale securities                                                         2,282            4,501
  Proceeds from maturities of
    held-to-maturity securities                                                             320            1,302
  Purchases of held-to-maturity securities                                              (14,760)               -
  Purchases of available-for-sale securities                                               (647)          (1,897)
  Loan originations, net of principal repayments                                        (52,503)         (26,160)
  Purchases of premises, equipment and other assets                                      (1,059)            (244)
                                                                                        -------          -------
     Net cash used investing activities                                                 (65,777)         (22,498)

Financing activities:
  Proceeds from exercise of stock options and warrants                                      495              125
  Payments to reacquire common stock                                                       (556)               -
  Cash dividends declared                                                                  (757)            (443)
  Net proceeds (repayments) in FHLB advances                                             15,324          (11,650)
  Net proceeds from issuance of capital debt securities                                   8,816                -
  Net increase in demand deposits,
    NOW accounts and savings accounts                                                     2,542            4,035
  Net increase in certificates of deposit                                                31,278           27,633
                                                                                        -------          -------
     Net cash provided by financing activities                                           57,142           19,700

Increase in cash and cash equivalents                                                    (2,235)            (573)
Cash and cash equivalents at beginning of period                                          8,481           13,210
                                                                                        -------          -------
Cash and cash equivalents at end of period                                               $6,246          $12,637
                                                                                        =======          =======

Supplemental schedules and disclosures of cash flow information:

  Cash paid for:
    Interest on deposits and other borrowings                                           $ 8,505          $ 8,592
                                                                                        =======          =======

Schedule of noncash investment activities:
    Foreclosed real estate                                                              $ (590)         ($1,359)
                                                                                        =======          =======

See notes to consolidated financial statements.

                        RESOURCE BANKSHARES CORPORATION

                   Notes to Consolidated Financial Statements
                               September 30, 1999
                                  (UNAUDITED)
                 (Dollars in thousands, except per share data)

Organization and Summary of Significant Accounting Policies


(1)  GENERAL

         Resource Bankshares Corporation, a Virginia Corporation (the "Company"), was incorporated under the laws of the Commonwealth of Virginia on February 4, 1998, primarily to serve as a holding company for Resource Bank (the "Bank").


(2)  CASH AND CASH EQUIVALENTS

         For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, interest-bearing deposits with banks, money market accounts, and federal funds sold.

(3)  SECURITIES

         Effective April 1, 1999 the Company adopted early election of Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Transactions". Pursuant to the provisions of this Statement, which allows for a reassessment of intent with respect to the investment portfolio, management has elected to transfer securities with a fair value of $11,255 at the time of transfer (original cost - $11,357) from available-for-sale classification to the held-to-maturity classification as of April 1, 1999. The amortized costs, gross unrealized gains, gross unrealized losses, and fair values for securities at September 30, 1999, are shown in the following table.

                                                                    Gross                   Gross
Available-for-Sale:                 Amortized Costs      Unrealized Gains       Unrealized Losses       Fair Values
--------------------------------- ----------------- ---------------------- ----------------------- -----------------
U.S. Government Agencies                    $4,937                   $ 20                    $ 17            $4,940
Corporate Securities                           427                     --                      64               363
Other Securities                             1,509                     --                      39             1,470
--------------------------------- ----------------- ---------------------- ----------------------- -----------------
TOTALS                                      $6,873                    $20                    $120            $6,773
--------------------------------- ----------------- ---------------------- ----------------------- -----------------

                                                                    Gross                   Gross
Held-to-Maturity:                  Amortized Costs       Unrealized Gains       Unrealized Losses       Fair Values
--------------------------------- ----------------- ---------------------- ----------------------- -----------------
U.S. Government and agency
 securities                                $   152                     $2                  $   --              $154
Municipal securities                           746                      5                      --               751
Corporate Securities                        14,648                     --                   1,243            13,405
--------------------------------- ----------------- ---------------------- ----------------------- -----------------
TOTALS                                     $15,546                     $7                  $1,243           $14,310
--------------------------------- ----------------- ---------------------- ----------------------- -----------------

(4) ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses are as follows:

               Balance as of January 1, 1999          $2,500

               Provision for loan losses               4,667

               Loans charged off                      (3,448)

               Recoveries                                  4
                                                      ------
               Balance at September 30, 1999          $3,723
                                                      ======


(5)  NET INCOME PER SHARE

     Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised, converted into common stock or resulted in the issuance of common stock that then shares in the earnings of the entity. The average number of basic shares outstanding for the nine months ended September 30, 1999, and 1998 was 2,520,023 and 2,479,446, respectively. The diluted average number of shares for the nine
months  ended   September  30,  1999  and  1998  was  2,726,583  and  2,697,877,
respectively.

(6)  COMPREHENSIVE INCOME

     The Company adopted FASB Statement No. 130 Reporting Comprehensive Income, as of January 1, 1998. Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. However, certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of comprehensive income, and reported in the consolidated statements of stockholders' equity. The adoption of FASB Statement No. 130 had no effect on the Company's net income or shareholders' equity.

     The components of other comprehensive income and related tax effects are as follows:


                                                                       Nine months ended September 30
                                                                                    1999                  1998
                                                                           (Dollars in thousands)
    Unrealized holding gains (losses) arising during
        the year on available-for-sale securities                                 ($288)                ($352)
    Tax effect                                                                      101                   119
                                                                                 -------                -----
    Net-of-tax amount                                                            ($ 187)                ($233)
                                                                                 =======                ======



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

           The segment's most significant revenue and expense is non-interest income and non-interest expense, respectively. The segments are reported below for the periods ended September 30, 1999 and September 30, 1998. Selected Financial Information


                                                                              Mortgage
                                                            Commercial         Banking
                                                             and Other       Operations           Total
                                                             ---------       ----------           -----
                                                                       (Dollars in thousands)
Nine Months Ended September 30, 1999

     Net interest income after provision
         for loan losses                                         $1,924         $   -             $ 1,924
     Noninterest income                                           1,138         4,911               6,049
     Noninterest expense                                         (4,471)       (5,465)             (9,936)
                                                                -------        ------             -------
       Net income before income taxes                           ($1,409)        ($554)            $(1,963)
                                                                =======        ======             =======


Nine Months Ended September 30, 1998

     Net interest income after provision
         for loan losses                                         $6,192         $  -               $6,192
     Noninterest income                                             602         5,747               6,349
     Noninterest expense                                         (4,230)       (4,772)             (9,002)
                                                                 ------        ------              ------
       Net income before income taxes                            $2,564         $ 975              $3,539
                                                                 ======        ======              ======


Segment Assets

                                                            Commercial          Mortgage
                                                             and Other           Banking          Total
                                                             ---------           -------          -----
                                                                        (Dollars in thousands)

                  September 30, 1999                            $288,777        $1,032            $289,809
                  September 30, 1998                            $230,658        $  810            $231,468


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
        (Dollars in thousands, except per share data)

Financial Condition and Results of Operations
---------------------------------------------

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

     The Company incurred a net loss of $2,651, or $0.97 per diluted share, for the three months ended September 30, 1999 compared with net income of $803, or $0.30 per diluted share, for the same period in 1998. For the nine months ended September 30, 1999, the Company incurred a net loss of $1,274, or $0.47 per diluted share, compared with net income of $2,300, or $0.85 per diluted share, for the same period in 1998. The loss for the three months ended September 30, 1999 and on a year to date basis are directly attributable to a $4,667 provision for loan loss taken in the third quarter. The provision for loan loss occurred as a result of credit problems with a significant borrower within the Company's asset based lending portfolio, as announced by the Company in August 1999. The Company has decided to exit the asset based lending business, which represented only 5% of the Company's total loan portfolio.

     Without the loan loss provision and other related charges, net income would have been $624, or $0.23 per diluted share, and $2001, or $0.73 per diluted share, for the third quarter and first nine months of 1999, respectively. Although earnings expectations are subject to risks and uncertainties (some of which will be beyond the control of management), during the fourth quarter of 1999 the Company expects core earnings to be consistent with core earning trends for the first two quarters of 1999, without giving effect to any losses or related charges associated with the defaulted loan for which the loan loss provision has been made.

     Total assets at September 30, 1999 were $289,809, up 24.1% from $233,460 at December 31, 1998, primarily reflecting growth in loans. The Company's loan portfolio grew by $48,708 or 25.8% in the first nine months of 1999. The principal components of the Company's assets at the end of the period were $22,319 in securities, $6,246 in cash and cash equivalents, $16,381 in funds advanced in settlement of mortgage loans and $233,507 in net loans. The Company's lending activities are a principal source of income.

     Total liabilities at September 30, 1999 were $274,299, up 27.2% from $215,671 at December 31, 1998, with the increase almost entirely represented by a $33,821 (16.4%) growth in deposits. Non-interest bearing deposits increased $870 or 5.5%, while interest bearing deposits increased by $32,951 or 17.3%. The Company's deposits are provided by individuals and businesses located within the communities served as well as the national market. Federal funds purchased increased from $0 at December 31, 1998 to $7,921 at September 30, 1999, and bank borrowings increased from $7,300 at December 31, 1998 to $14,703 at September 30, 1999.

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

          Total shareholders' equity at September 30, 1999 was $15,510, compared to $17,789 at December 31, 1998. This decline in shareholders' equity was the result of a net loss of $1,274 for the nine months ended September 30, 1999 compared with net income of $2,300 for the comparable period in 1998. This loss for the period was directly attributable to a provision for loan loss taken in the third quarter of 1999 of $4,667, as discussed above.

         As stated previously, the Company's loan portfolio has grown to $237,230 at September 30, 1999 from $188,522 at December 31, 1998. As a result of this increase in its loan portfolio, the Company's net interest income before provision for loan loss for the three months ended September 30, 1999 was $2,382 compared to $2,086 for the comparable period in 1998.

         Profitability  as measured by the  Company's  return on average  assets
(ROA) was (.64%) for the nine months ended September 30, 1999, compared to 1.27% for the same period of 1998. A key indicator of performance, the return on average equity (ROE) was (9.29%) and 18.73% for the nine month periods ended September 30, 1999 and 1998, respectively.

         Net interest income represents a principal source of earnings for the Company. The first component of the Company's net interest income is it's loan portfolio. Making sound loans that will increase the Company's net interest margin is the first priority of management. The second component is gathering core deposits to match and fund the loan production as cost efficiently as possible. The Company also uses electronic funding of deposits and Federal Home Loan Bank ("FHLB") advances to fund loan growth as an asset and liability management tool and as a less expensive source of funds.

         Net interest income, before provision for loan losses, increased by $249 to $6,591 for the nine months ended September 30, 1999 versus $6,342 for the same period in 1998. For the three months ended September 30, net interest income increased by 14.2% from $2,086 in 1998 to $2,382 in 1999.

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




                                                Three months ended           Three months ended          Nine months ended
                                                September 30, 1999            September 30, 1998         September 30, 1999
                                               Average             Yield/   Average            Yield/   Average            Yield/
                                              Balance(1) Interest Rate(2)  Balance(1) Interest Rate(2) Balance(1) Interest Rate(2)
                                               -----------------------------------------------------------------------------------
Assets
Interest-earning assets:
    Securities                                  $ 22,524  $  390    6.93%   $ 11,714 $  160    5.46%  $  19,728  $   977    6.60%
    Loans (3)                                    230,470   4,754    8.25%    170,885  3,963    9.28%    208,968   12,970    8.28%
    Interest bearing deposits                      3,021      42    5.56%     22,391    318    5.68%      8,385      311    4.95%
    Other interest-earning assets (4)             19,504     465    9.54%     28,974    519    7.17%     17,224    1,212    9.38%
                                                --------   -----    -----    -------  -----    -----     ------    -----    -----
       Total interest earning assets             275,519   5,651    8.20%    233,964  4,960    8.48%    254,305   15,470    8.11%
Noninterest earning assets:
    Cash and due from banks                        4,555                       4,023                      4,151
     Premises and equipment                        3,936                       3,297                      3,671
     Other assets                                  5,272                       5,025                      5,038
      Less: Allowance for loan losses             (2,292)                     (2,614)                    (2,380)
                                                --------                    --------                    -------
       Total noninterest earning assets           11,471                       9,731                     10,480
                                                --------                    --------                     ------
           Total assets                         $286,990                    $243,695                   $264,785
                                                ========                    ========                   ========

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
  Interest bearing deposits:
   Demand/Money Market Accounts                 $ 12,247  $  101    3.30%   $ 12,666 $  107    3.38%   $ 12,746   $  307    3.21%
    Savings                                       23,588     269    4.56%     19,570    224    4.58%     22,770      778    4.56%
    Certificates of deposit                      186,507   2,454    5.26%    166,487  2,408    5.79%    173,057    6,842    5.27%
                                                 -------   -----    -----    -------  -----    -----    -------    -----    -----
       Total interest bearing deposits           222,342   2,824    5.08%    198,723  2,739    5.51%    208,573    7,927    5.07%
    FHLB advances and other borrowings (5)        16,389     228    5.56%      9,555    135    5.65%     11,275      468    5.53%
    Capital debt securities                        9,200     217    9.43%                                 6,965      484    9.27%
                                                 -------   -----    -----   --------  -----    ----     -------   ------    -----
       Total interest-bearing liabilities        247,931   3,269    5.27%    208,278  2,874    5.52%    226,813    8,879    5.22%
                                                 -------   -----             -------  -----             -------    -----
 Noninterest-bearing
liabilities:
    Demand deposits                               17,996                      14,896                     17,455
    Other liabilities                              2,355                       3,593                      2,114
                                                --------                    --------                      -----
       Total noninterest earning liabilities      20,351                      18,489                     19,569
                                                --------                    --------                     ------
Stockholders' equity                              18,708                      16,928                     18,403
                                                --------                    --------                     ------
Total liabilities and stockholder's equity      $286,990                    $243,695                   $264,785
                                                ========                    ========                   ========
Net interest income/interest rate spread (6)               $2,382    2.93%           $ 2,086   2.96%              $6,591    2.89%
                                                           ======    ====            =======   =====               =====   =====
Net interest position (7) /
Net yield on
 interest-earning assets (8)                    $ 27,588            0.86%   $ 25,686           0.89%   $ 27,492             2.59%
                                                 =======          =======   ========         =======    =======            ======
Ratio of average interest-earning assets to
 average interest-bearing  liabilities (9)                         111.13%                    112.33%                      112.12%
                                                                  =======                    =======                       ======





                                                            Nine months ended
                                                             September 30, 1998
                                                           Average             Yield/
                                                          Balance(1) Interest Rate (2)
                                                          --------------------------
Assets
Interest-earning assets:
    Securities                                           $ 13,061 $   563    5.75%
    Loans (3)                                             163,435  11,268    9.19%
    Interest bearing deposits                              13,684     546    5.32%
    Other interest-earning assets (4)                      44,902   2,625    7.79%
                                                          -------  ------    -----
       Total interest earning assets                      235,082  15,002    8.51%
Noninterest earning assets:
    Cash and due from banks                                 2,994
     Premises and equipment                                 3,290
     Other assets                                           4,318
      Less: Allowance for loan losses                      (2,612)
                                                          -------
       Total noninterest earning assets                     7,990
                                                          -------
           Total assets                                  $243,072
                                                          =======

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
  Interest bearing deposits:
   Demand/Money Market Accounts                            $ 11,715   $287    3.27%
    Savings                                                  19,919    682    4.57%
    Certificates of deposit                                 158,046  6,827    5.76%
                                                            -------  -----    -----
       Total interest bearing deposits                      189,680  7,796    5.48%
    FHLB advances and other borrowings (5)                   20,108    864    5.73%
    Capital debt securities                                       -      -       -
                                                            -------  -----    -----
       Total interest-bearing liabilities                   209,788  8,660    5.50%
                                                            -------  -----
 Noninterest-bearing liabilities:
        Demand deposits                                      13,870
        Other liabilities                                     2,906
                                                           --------
        Total noninterest earning liabilities                16,776
                                                           --------
Stockholders' equity                                         16,508
                                                           --------
Total liabilities and stockholder's equity                 $243,072
                                                           ========

Net interest income/interest rate spread (6)                        $6,342    3.00%
                                                                    ======    =====
Net interest position (7) /
Net yield on
 interest-earning assets (8)                                $25,294           2.70%
                                                            =======         =======
Ratio of average interest-earning assets to
 average interest-bearing  liabilities (9)                                   112.06%
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

(6)  Represents   the   difference   between   the  average   yield   earned  on
     interest-earning assets and the average rate paid on interest- bearing liabilities.

(7)  Equals  total   interest-earning   assets   minus  total   interest-bearing
     liabilities.

(8)  Equals net interest income divided by average interest-earning assets.

(9) Equals average interest-earning assets divided by average interest-bearing liabilities.

     Non-interest  income  declined  from  $6,349  for  the  nine  months  ended
September 30, 1998 to $6,049 for the same period in 1999. This decrease was primarily attributable to reduced loan refinancing activity in the Company's mortgage banking operations. Due to recent increases in market interest rates, the Company is likely to continue to experience significant reductions in mortgage loan refinancings in future periods, which in turn will continue to adversely impact the Company's noninterest income. These interest rate increases, or any further increases in the future, will also adversely impact the Company's ability to generate noninterest income from new mortgage loan originations because higher interest rates tend to reduce the overall volume of the home mortgage market. For the nine months ended September 30, 1999, mortgage banking income declined by 15.1% to $4,878 versus $5,744 for the same period of 1998. Mortgage banking continues to be a key element of the Company's operations. Because of the uncertainty of future loan origination volume and the future level of interest rates, the Company may continue to experience declines in mortgage banking income in future periods. Other non-interest income, consisting mostly of service charges, and a gain on sale of loans in early 1999, increased by $566 to $1,171 for the nine months ending September 30, 1999 compared to the same period in 1998.

     For the nine months ended September 30, 1999, the Company's non-interest expense totaled $9,936 or 10.4% greater than the same period in 1998. This increase in expenses was primarily due to expansion of the Company's office locations in the Hampton Roads area. The largest component of non-interest expense, salaries and employee benefits, which represents 51.7% of total non-interest expense, decreased 2.3% to $5,139 for the nine months ended September 30, 1999 over the same period in 1998. Occupancy expense increased by 7.9% to $875, depreciation and equipment maintenance increased by 11.4% to $646, office supplies expense increased by 15.3% to $264, marketing and business development increased 23.6% to $325, and outside computer services decreased (due to one-time expenses incurred in 1998 in connection with a system conversion) by 16.4% to $367 for the nine months ended September 30, 1999 over the same period in 1998. Other expenses increased by 61.5%, to $2,088 for the nine months ended September 30, 1999 over the same period in 1998.

     In establishing the allowance for loan losses, management considers a number of factors, including loan asset quality, related collateral and economic conditions prevailing during the loan's repayment. In its loan policies, management emphasizes the borrower's ability to service the debt, the borrower's general creditworthiness and the quality of collateral. The allowance for loan losses as a percentage of quarter-end loans at September 30 was 1.6% and 1.4% for 1999 and 1998, respectively. The provisions for loan losses were $4,667 and $150 for the nine months ended September 30, 1999 and 1998, respectively. This significant increase in the provision for loan loss in the third quarter of 1999 over the same period in the previous year was the result of the previously noted credit problems encountered within the Company's asset based lending program. Such credit quality problems were exclusively related to this business unit, and the Company has, as a result, decided to exit this market segment.

     While the Company believes it has sufficient allowance for its existing loan portfolio, there can be no assurances that an additional allowance for losses on existing loans may not be necessary in the future, particularly if the economy worsens. Management believes that losses on these assets, if any, will be minimal, although no assurance can be given in this regard. Loans are generally placed in nonaccrual status when the collection of principal and interest is 90 days or more past due, unless the obligation is both well-secured and in the process of collection.

Non Performing Assets

The following table presents the Company's non performing assets for the periods set forth below.



                                                                    September 30       December 31
                                                                        1999              1998
                                                                        -----             ----
                                                                        (Dollars in thousands)
Non accrual loans                                                    $  1,586         $    533
Other real estate                                                         186              647
Loans 90 days or more past due and still accruing interest                700              412
                                                                     --------         --------
      Total non performing assets                                    $  2,472         $  1,592
                                                                     ========         ========

       Total assets                                                  $289,809         $233,460
                                                                     ========         ========

       Total non performing assets to total assets                       0.85%            0.68%
                                                                     ========         ========

Summary of Loan Loss Experience

The following table presents the Company's loan loss experience and selected loan loss ratios for the nine months ended September 30, 1999 and 1998.



                                                                       Nine months ended September 30
                                                                           1999             1998
                                                                            (Dollars in thousands)

Balance of allowance for loan losses
  at beginning of year                                                   $  2,500         $  2,573

Loans charged-off:
 Commercial                                                                (3,358)             (89)
 Installment                                                                   (4)              (5)
 Real Estate                                                                  (84)            (141)
 Credit Cards and Other Consumer                                               (2)              (8)
                                                                         --------         --------
 Total loans charged-off                                                   (3,448)            (243)
                                                                         --------         --------

Recoveries of loans previously charged off:
 Commercial                                                                     1                1
 Installment                                                                    1                3
 Real Estate                                                                    -               35
 Credit Cards and Other Consumer                                                2               20
                                                                         --------         --------
 Total recoveries                                                               4               59
                                                                         --------         --------

Net loans charged-off                                                      (3,444)            (184)
Additions to allowance charged
 to expense                                                                 4,667              150
                                                                         --------         --------
Balance at end of quarter                                                $  3,723         $  2,539
                                                                         ========         ========

Average loans                                                            $239,049         $163,435

Loans at end of period                                                   $237,230         $176,790

Selected Loan Loss Ratios:
 Net charge-off during the period to average loans                           1.44%            0.11%
 Provision for loan losses to average loans                                  1.95%            0.09%
 Provision for loan losses to net charge-offs during
  the period                                                                  136%              82%
 Allowance for loan losses to loans at end of period                         1.57%            1.44%
 Non-performing assets at end of period                                  $  2,472         $  2,402
 Non-performing assets to total loans at
  end of period                                                              1.04%            1.36%
 Allowance for loan losses to non-performing assets
  at end of period                                                            151%             106%



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

         Liquidity represents the institution's ability to meet present and future financial obligations. Liquid assets include cash, interest bearing deposits with banks, money market accounts, federal funds sold, investments and loans maturing within one year. The Company's funding requirements are supplied from a range of traditional sources, including various types of demand deposits, money market accounts, certificates of deposit and short-term borrowings.
Federal Home Loan Bank ("FHLB") advances are utilized as funding sources by the Company. At September 30, 1999, there were $14,703 in FHLB advances outstanding.
The Company has a warehouse line of credit collateralized by first mortgage loans amounting to $50,000, which expires December 2, 1999. The Company has no reason to believe this arrangement will not be renewed although no assurance can be given in this regard. The Company had no outstanding warehouse advances at September 30, 1999 and 1998. At September 30, 1998, $9,300 was outstanding in
FHLB advances outside of the warehouse line.

         The Company also had purchased Federal Funds in the amount of $7,921 and $0 at September 30, 1999 and 1998, respectively. The Company has lines of credit with other correspondent banks of $11,509 and $2,000.

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

         The  Company's  financial  position  at  September  30,  1999  reflects liquidity and capital levels that management  believes are currently adequate to fund  anticipated  future  business  expansion.  Capital ratios are in excess of required regulatory minimums for a well capitalized institution.  The assessment of  capital  adequacy  depends  on a number of  factors  such as asset  quality,
liquidity,   earnings  performance,  and  changing  competitive  conditions  and economic forces. The adequacy of the Company's capital is reviewed by management on an ongoing basis.  Management seeks to maintain a capital structure that will assure an adequate level of capital to support  anticipated  asset growth and to absorb potential losses.



         The following table presents the amounts of the Company's interest sensitive assets and liabilities that mature or reprice in the periods indicated.

                                                                            September 30, 1999
                                                                                 Maturing
                                            --------------------------------------------------------------------------
                                               Within            4-12           1-5          Over
                                               ------           -------        -----        -------
                                              3 months          Months         Years        5 Years             Total
                                              --------          ------         -----        -------             -----
                                                                          (Dollars in thousands)
Interest-Earning Assets:
    Investment securities                    $  2,137        $  3,077       $  1,525       $ 15,580          $ 22,319
    Loans                                     139,668          17,369         50,992         29,201           237,230
    Interest bearing deposits                   2,788               -              -              -             2,788
    Other interest-earning assets              16,381               -              -              -            16,381
                                             --------        --------       --------       --------          --------
Total interest-earning assets                 160,974          20,446         52,517         44,781           278,718
                                             --------        --------       --------       --------          --------

Interest-Bearing Liabilities:
   Deposits
        Demand and savings (1)                                              $ 34,275              -          $ 34,275
        Time deposits, $100,000 and over        3,462           7,008          1,288              -            11,758
         Other time deposits                   53,976         110,435         12,943              -           177,354
   Other interest-bearing liabilities          17,324               -            300          5,000            22,624
   Capital debt securities                          -               -              -          9,200             9,200
                                             --------       ---------       --------       --------          --------
Total interest-earning liabilities             74,762         117,443         48,806         14,200           255,211
                                             --------       ---------       --------       --------          --------

         Period Gap                          $ 86,212       $ (96,997)       $ 3,711       $ 30,581          $ 23,507
                                             --------       ---------       --------       --------          --------

         Cumulative Gap                      $ 86,212       $ (10,785)       $(7,074)      $ 23,507
                                             --------       ---------       --------       --------

         Ratio cumulative gap total
            interest-earning assets             30.93%          -3.87%         -2.54%          8.43%


 (1) Management has determined that interest checking, money market and savings accounts are not sensitive to changes in related market ratio and, therefore, we have placed them in the 1-5 years category.

         Regulatory capital adequacy standards are based on an established minimum for Tier 1 Risk-Based Capital, Risk-Based Capital and the Tier 1 Leverage Ratio. The following table summarizes regulatory capital ratios for the Company and the Bank at September 30, 1999.

                                                   Resource     Resource
                                Required Ratio    Bankshares     Bank
                                --------------    ----------    --------
         Tier 1 risk-based          4.00%           8.44%         8.18%
         Total risk-based           8.00%          11.32%         9.43%
         Tier 1 Leverage         4.00-5.00%         7.23%         7.21%

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

Year 2000 Compliance
--------------------

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

         The fourth phase, "validation,"included the evaluation of vendor testing and live testing when possible. Since the Company has no legacy systems, most of the testing was by proxy, where the vendor supplied testing scripts and results and the Company evaluated both to determine that the testing was adequate and that the results were as expected and satisfactory. The Company changed data processors in late 1997 and is served by a Service Bureau which houses and maintains all hardware, software and backups applicable to updating and maintaining the Company's customer and financial records. Because this is the area of greatest risk to the Company with regard to Year 2000 issues, this arrangement meant the Company must carefully oversee the efforts of the vendor to ensure Year 2000 compliance was complete and timely. The data processor has renovated and tested its systems and has supplied a series of test scripts and results for each application, as well as hardware, software and operating systems. The Company's in-house Year 2000 committee has reviewed each phase of the data processor's testing and documented the results, which were then reported to and ratified by the Company's Board of Directors. The Company will continue testing and validation throughout the remainder of 1999 to ensure the continuing reliability of its systems. Phases one through four are complete.

         The final phase, "implementation," will occur at the turn of the century with the readiness to execute contingency plans if necessary. The Company's Contingency Plan is complete and has been tested by every work group involved in doing the Company's business. Contingency plans include alternatives for each critical system, which should allow business to continue with little or no interruption past the turn of the century. These alternatives are being subjected to the same process as the Company's primary service providers.
Additionally, the contingency plans include performing tasks manually if necessary, until the appropriate applications are operational.

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

          Costs to date directly attributable to the Year 2000 project have not been substantial due to the fact that the change in data processors and the acquisition of a bank in late 1997 required a complete upgrade of all desktop computer systems and servers. Year 2000 compliance was an important part of all purchases and management believes that any known issues were corrected. The Year 2000 progress of all data processing companies is being monitored by outside auditors and regulators and the Company receives regular reports regarding the progress. Costs to date total $80 thousand; however, testing by outside vendors may exceed $100 thousand based on best estimates available to date. Management anticipates that these funds will be financed internally.

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

          The Company's Year 2000 readiness is subject to supervision by the Federal Reserve System through examination for compliance with the guidance issued by the FFIEC. Should the Company's readiness be found deficient it could be subject to informal enforcement actions such as written notification of deficiencies to be remediated, or formal enforcement actions such as civil penalties, temporary cease and desist orders requiring immediate corrective actions, and the possible public release of any such cease and desist order.

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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

          Not applicable.

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings

        On November 5, 1999, AGM Development Corporation ("AGM"), Michael Agnew and Barbara M. Agnew (collectively the "Agnews") (AGM and the Agnews collectively the "Plaintiffs") filed a lawsuit against Resource Bank, the Company's wholly owned banking subsidiary ("Bank"), in the Circuit Court for the City of Virginia Beach, Virginia ("Court"). AGM and the Angews are the borrowers and guarantors under certain loans which the Bank declared in default in August 1999 ("Defaulted Loans"). For a detailed discussion of this loan default, see "Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations."

        The lawsuit alleges that the Bank did not act in a commercially reasonable manner when it seized and attempted to liquidate certain collateral that secured the Defaulted Loans. In connection with this allegation, the Plaintiffs are seeking a declaratory judgment that all obligations of the Plaintiffs to the Bank have been satisfied and that the Bank is not entitled to seek deficiency judgments against the Plaintiffs. Based on advice of counsel, management does not believe that the relief sought by the Plaintiffs will be granted by the Court.

       The lawsuit also alleges that the Bank's proposed public auction of the stock of a privately held company was not commercially reasonable. The stock was owned by the Agnews individually, but was pledged by the Agnews to the Bank as collateral for the Defaulted Loans. The lawsuit asked the Court to enjoin the public auction that was scheduled on November 9, 1999. No injunction has been granted. The public auction occurred as scheduled on November 9, 1999 and the Bank bid for and purchased the stock on that date. Based on advice of counsel, management believes that the public auction was conducted in accordance with applicable law.

        The Company and the Bank intend to vigorously defend all allegations made by the Plaintiffs in the lawsuit. The Company does not believe that the lawsuit will have a material adverse effect on the Company's business, financial condition or results of operations

Item 6.   Exhibits And Reports on Form 8-K

              (a) The registrant includes herein the following exhibits.

          Exhibit No.        Description
          27                 Financial Data Schedule

                                   SIGNATURES

          In  accordance  with  the   requirements  of  the  Exchange  Act,  the
registrant caused this report to be signed on its behalf by the under-signed, thereunto duly authorized.

                          RESOURCE BANKSHARES CORPORATION


                               /s/ Lawrence N. Smith
                                   ---------------------------------
                                         Lawrence N. Smith
                                   President & Chief Executive Officer
                                       Date: November 15, 1999


                               /s/ Eleanor J. Whitehurst
                                   ---------------------------------
                                       Eleanor J. Whitehurst
                          Senior Vice President & Chief Financial Officer
                                       Date: November 15, 1999