Form 10-K
period 1999-12-31
RESOURCE BANKSHARES CORP
filed 2000-03-30
CIK 1065002

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
 [X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934

                   For the fiscal year ended December 31, 1999

 [ ] Transition report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

                        Commission file number: 000-24561

                         RESOURCE BANKSHARES CORPORATION
                         -------------------------------
             (Exact name of Registrant as specified in its charter)

   Virginia                                          54-1904386
   --------                                          ----------
   (State or other jurisdiction of                   (IRS Employer
   incorporation or organization)                    Identification No.)


        3720 Virginia Beach Blvd., Virginia Beach, Virginia   23452
        -------------------------------------------------------------
        (Address of principal executive offices)           (Zip Code)

        Registrant's telephone number, including area code: 757-463-2265

        Securities registered pursuant to Section 12(b) of the Act: None

               Securities registered pursuant to Section 12(g) of
                     the Act: Common Stock, $1.50 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates of the registrant based on the closing sale price on March 14, 2000 as reported in The Wall Street Journal, was $19,943,030. For the purpose of the foregoing calculation only, directors and executive officers of the registrant have been deemed affiliates.

The number of shares outstanding of the registrant's common stock as of March 3, 2000:2,555,579.

                       Documents Incorporated by Reference

In accordance with General Instruction G(3) of Form 10-K, the information called for in Part III is incorporated by reference from the Company's Proxy Statement to be filed no later than April 29, 2000, in connection with the Company's 2000 Annual Meeting of Shareholders.

                                TABLE OF CONTENTS




PART I .........................................................................  3
         Item 1.  Business .......................................................3
         Item 2.  Properties  ...................................................17
         Item 3.  Legal Proceedings .............................................17
         Item 4.  Submission of Matters to a Vote of Security Holders ...........18

PART II ........................................................................ 19

         Item 5.  Market for Registrants Common Stock and
                           Related Stockholder Matters........................   19
         Item 6.  Selected Consolidated Financial Data     ...................   20
         Item 7.  Management's Discussion and Analysis of
                           Financial Condition
                           and Results of Operations .........................   22
         Item 7a. Quantitative and Qualitative Disclosures
                           about Market Risk  ................................   26
         Item 8.  Financial Statements and Supplementary Data ................   27
         Item 9.  Changes in and Disagreements with Accountants
                           on Accounting and Financial Disclosure  ............  27

PART III.......................................................................  27

         Item 10. Directors and Executive Officers of the Registrant  .........  27
         Item 11. Executive Compensation  .....................................  27
         Item 12. Security Ownership of Certain Beneficial Owners
                            and Management  ...................................  28
         Item 13. Certain Relationships and Related Transactions   ............  28

PART IV .......................................................................  28

         Item 14. Exhibits, Financial Statements, Schedules and
                            Reports of Form 8-K ...............................  28



PART I

         In addition to historical information, the following discussion contains forward looking statements that are subject to risks and uncertainties that could cause the Company's actual results to differ materially from those anticipated. These forward looking statements include, but are not limited to, statements regarding the Company's management of credit risk, credit policies generally, allowances for loan losses, and the affect of increasing interest rates on the Company's profitability. Several factors, including the local and national economy, and the demand for residential mortgage loans could have a material affect on the Company's anticipated results. Readers are cautioned not to place undue reliance on these forward looking statements, which reflect management's analysis only as of the date of this document.

Item 1. Business

         Resource Bankshares Corporation (the "Company"), a Virginia corporation, was established in 1998 and is headquartered in Virginia Beach, Virginia. The Company was capitalized as the result of a two for one share exchange with Resource Bank (the "Bank"), a Virginia state chartered bank. In a share exchange, the shareholders of the Bank exchanged each of their shares of Bank common stock for two shares of the Company's common stock, and the Bank became a wholly owned subsidiary of the Company. The Company conducts virtually all of its business through the Bank. In this Form 10-K, the term "Company" refers to Resource Bankshares Corporation and Resource Bank collectively, unless the context otherwise requires.

         The Bank opened for business September 1, 1988. After four years of initial losses the Bank was recapitalized, and a new management team and new Board of Directors took control January 1, 1993. Headquartered in Virginia Beach, the Bank operates five full service banking offices - one each in Virginia Beach, Chesapeake, Newport News, Herndon and Reston, Virginia. The Herndon and Reston branches were acquired in December 1997 when Eastern American Bank, FSB (Eastern American) merged with the Bank. All bank branches now operate under the name Resource Bank. Prior to the acquisition, the Bank operated only one banking office in Virginia Beach. The branch location in Chesapeake, Virginia, opened during the second quarter of 1999 and the Newport News, Virginia branch opened during the first quarter of 2000. The Bank also began offering online banking services, providing customers with the ability to conduct banking business via a personal computer or other secure browser-enabled device 24 hours per day through its Internet site, during the first quarter of 2000.

         The Bank serves customers throughout Virginia, providing banking services primarily to individuals and businesses located in south Hampton Roads in southeast Virginia, and Fairfax County in northern Virginia. The Bank markets its services to consumers, small to medium sized businesses and professional people and emphasizes personal relationship banking. A full range of services is offered including checking and savings accounts, certificates of deposit and charge cards, as well as services typically associated with larger banks, such as sweep account capacity, automatic reconcilement, and corporate credit cards. The Bank is a Preferred Lender under the Small Business Administration (SBA) program in both the Richmond, Virginia and Washington, DC SBA districts and ranked number four in loan volume (29 loans totaling $5.9 million) in the Richmond district in fiscal year 1999.

         The Bank's mortgage division originates residential one to four family unit mortgage loans and sells them to investors in the national secondary market. During 1999, the Bank originated and sold mortgage loans in excess of

$286 million. The mortgage division originates loans from the four bank locations as well as from its mortgage offices in Virginia Beach, Richmond, Chesapeake, Reston, and Bowie, MD. Additionally, the Bank originates loans throughout the southwestern United States through its wholesale operations, as well as through its participation in a limited liability company specializing in relocation services. Mortgage closing and shipping operations are conducted at the mortgage division office in Virginia Beach, Virginia.

  Average Balances, Interest Income and Expenses, and Average Yields and Rates

The following table sets forth average balances of total interest earning assets and total interest bearing liabilities for the periods indicated, showing the average distribution of assets, liabilities, stockholders' equity and the related income, expense and corresponding weighted-average yields and costs.

                             Year ended December 31
                             ----------------------

                                      1999                          1998                          1997
                           ---------------------------   ---------------------------   ---------------------------
                           Average    Income/  Yield/    Average    Income/  Yield/    Average    Income/  Yield/
                           Balance(1) Expense  Rate(2)   Balance(1) Expense  Rate(2)   Balance(1) Expense  Rate(2)
                           ---------- -------  -------   ---------- -------  -------   ---------- -------  -------
                             (Dollars in thousands)
Assets
Interest Earning Assets:
         Securities          $ 21,791    1,468   6.74%   $ 12,386  $   712    5.75%  $ 15,935  $ 1,009   6.33%
         Loans(3)             217,598   18,072   8.31%    168,271   15,352    9.12%    93,839    8,316   8.86%
         Interest bearing
          deposits in
          other banks           5,974      293   4.90%     11,870      623    5.25%     4,127      232   5.62%
Other earning assets (4)       16,118    1,548   9.60%     39,934    3,059    7.66%    13,153    1,380  10.49%
                               ------    -----   -----     ------    -----   -----    ------    -----  ------
 Total interest earning
     assets                   261,481   21,381   8.18%    232,471   19,746    8.49%   127,054   10,937   8.61%

Non-interest earning
 assets:
         Cash and due
            from banks          4,280                       3,027                       1,700
         Premises and
           equipment            3,717                       3,286                         965
         Other assets           5,644                       4,669                       1,480
         Less: Allowance
           for loan  losses    (2,606)                     (2,775)                     (1,252)
                              -------                     -------                     -------
Total non-interest earning
  assets                       11,035                       8,207                       2,893
                              -------                      ------                     -------
Total Assets                 $272,516                    $240,668                    $129,947
                             ========                    ========                    ========
Liabilities and Stockholders'
 Equity
Interest Bearing
Liabilities:
  Interest bearing
     deposits:

  Demand/MMDA accounts      $  12,362      410   3.32%    $11,437      384    3.36%     8,543      285   3.34%
    Savings                    22,943    1,034   4.51%     19,334      916    4.74%     2,289       93   4.06%
  Certificates of deposit     180,764    9,593   5.31%    158,740    9,016    5.68%     6,370    5,318   5.52%
                              -------    -----   -----    -------    -----   -----     ------    -----   -----
   Total interest bearing
     deposits                 216,069   11,037   5.11%    189,511   10,316    5.44%   107,202    5,696   5.31%
  FHLB advances and other
    borrowings                 12,506      697   5.57%     17,806    1,020    5.73%     4,959      287   5.79%
    Capital debt securities     7,528      702   9.33%          -        -       -          -        -       -

Total interest bearing
 liabilities                  236,103   12,436   5.27%    207,317   11,336    5.47%   112,161    5,983   5.33%

Non-interest bearing liabilities:
   Demand  deposits            16,541                      13,595                       6,898
   Other liabilities            2,139                       3,037                       1,090
                               ------                     -------                      ------
                               18,680                      16,602                       7,988
Total liabilities
Stockholders' equity           17,733                      16,749                       9,798
Total liabilities and
 stockholders' equity        $272,516                    $240,668                    $129,947
                             ========                    ========                    ========


Interest spread (5)                              2.91%                        3.02%                      3.28%
Net interest income/net
         interest margin (6)            $8,945   3.42%             $ 8,410    3.62%             $4,954   3.90%
                                        ======                      ======                      ======



(1) Average balances are computed on daily balances and Management believes such balances are representative of the operations of the Company.

(2) Yield and rate percentages are all computed through the annualization of interest income and expenses versus the average balance of their respective accounts.

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

     As the largest component of income, net interest income represents the amount that interest and fees earned on loans and investments exceeds the interest costs of funds used to support these earning assets. Net interest income is determined by the relative levels, rates and mix of earning assets and interest-bearing liabilities.

     For the year ended December 31, 1999, net interest income was $8.95 million, an increase of approximately $536 thousand, or 6.4% over $8.41 million for the same period in 1998. Average interest earning assets increased $29.0 million from 1998 to 1999 while average interest bearing liabilities increased $28.8 million. The yield on average interest earning assets for the year ended December 31, 1999 was 8.18% compared with 8.49% for the comparable 1998 period. The 1999 yield on loans was 8.31% compared to 9.12% in 1998. The cost on average interest bearing liabilities decreased twenty basis points during 1999 to 5.27%, compared to 5.47% during 1998.

     Net interest income for the year-ended December 31, 1998 increased 69.8%, or $3.46 million over 1997. Average interest earning assets increased $105.4 million from 1997 to 1998 while average interest bearing liabilities increased $95.2 million. The yield on average interest earning assets for the year ended December 31, 1998 was 8.49% compared with 8.61% for the comparable 1997 period. The 1998 yield on loans was 9.12%, compared to 8.86% in 1997. The cost on average interest bearing liabilities increased fourteen basis points during 1998 to 5.47%, compared to 5.33% during 1997.

     The Company's net interest margin is sensitive to the loan origination volume of the mortgage banking division. All loans originated by the mortgage banking division are sold, servicing released, in the secondary mortgage market. Each mortgage loan originated is sold when the borrower locks-in the interest rate on the loan. When the volume of mortgage loan originations increases, typically in a declining interest rate environment, "funds advanced in settlement of mortgage loans" increases. This balance sheet item represents funds advanced to close mortgage loans, pending delivery of the loans to the loan purchaser. Until a mortgage loan is transferred to the purchaser, the Company receives interest on the loan at the note rate. Funds advanced in settlement of mortgage loans are financed to a large extent with short term Federal Home Loan Bank borrowings. While such funds advanced contribute to net interest income, the interest rate spread on this item is not as great as the spread on the commercial loan portfolio, which normally carries a higher interest yield and is financed with lower cost deposits. Thus, as funds advanced in settlement of mortgage loans increase, the interest spread and the net interest margin decrease. The average balance of funds advanced in settlement of mortgage loans was $16.1 million for the year ended December 31, 1999, compared to $39.9 million in the year ended December 31, 1998 and compared to $13.2 million in the year ended December 31, 1997.

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



     Since June 1999, the Federal Reserve Bank has increased interest rates five times, raising short term rates by 125 basis points during this period. These increases in market rates have resulted in corresponding increases in the prime lending rate, as well as the cost of interest bearing deposits including certificates of deposit. Further increases in rates may continue to occur, which could result in slowed economic growth and reduced borrowing activities.



                                                  Year Ended December 31

                                   1999 compared to 1998           1998 compared to 1997             1997 compared to 1996
                                    Increase (Decrease)              Increase (Decrease)              Increase (Decrease)
                                    Due to Changes in:              Due to Changes in:                Due to Changes in:
                               -----------------------------  -------------------------------  ----------------------------------
                                 Volume     Rate     Net        Volume      Rate      Net        Volume      Rate        Net
                                 ------     ----     ---        ------      ----      ---        ------      ----        ---
Inerest Income:
  Securities                       $  616   $ 140    $  756       $  (211)   $ (86)   $ (297)      $  (64)    $(112)      $ (176)
  Loans (1)                         2,069    (860)    1,209         8,721       (6)    8,715        2,792       (69)       2,723
  Interest bearing deposit in
     other banks                     (291)    (39)    (330)           405      (14)      391           (8)      103           95
                               --------------------------------------------------------------------------------------------------
  Total                            $2,394   $(759)   $1,635        $8,915    $(106)   $8,809       $2,720      $(78)      $2,642
                               --------------------------------------------------------------------------------------------------

Interest Expense:
  Interest bearing deposits        $1,271   $ (550)    $721        $4,478     $142    $4,620       $1,152      $(57)      $1,095
  FHLB advances and other
      borrowings                      138      241      379           736        (3)     733          193         5          198
                               --------------------------------------------------------------------------------------------------
  Total                            $1,409    $(309)  $1,100        $5,214      $139   $5,353       $1,345      $(52)      $1,293
                               --------------------------------------------------------------------------------------------------


Increase (decrease) in net
     interest income                 $985   ($ 450)    $535        $3,701     ($245)  $3,456       $1,375      ($26)      $1,349
                               ==================================================================================================

 (1) Loans included funds advanced in settlement of loans.

Interest Rate Sensitivity Analysis

     Management evaluates interest sensitivity through the use of an asset/liability management reporting model on a quarterly basis and then formulates strategies regarding asset generation and pricing, funding sources and pricing, and off-balance sheet commitments in order to decrease sensitivity risk. These strategies are based on management's outlook regarding interest rate movements, the state of the regional and national economies and other financial and business risk factors. In addition, the Company establishes prices for deposits and loans based on local market conditions and manages its securities portfolio under policies that take interest risk into account.

     The following table presents the amounts of the Company's interest sensitive assets and liabilities that mature or re-price in the periods indicated.

                                                                        December 31, 1999
                                                                      Maturing or Repricing
                                            --------------------------------------------------------------------------
                                               Within          4-12            1-5           Over
                                              3 Months        Months          Years         5 Years         Total
                                              --------        ------          -----         -------         -----
                                                                     (Dollars in thousands)
Interest-Earning Assets:
    Investment securities                       $4,173         $1,312         $1,126        $16,584        $23,195
    Loans                                      147,389         16,069         57,594         34,619        255,671
    Interest bearing deposits                    3,583              -              -              -          3,583
    Other interest-earning assets               11,774              -              -              -         11,774
                                                ------         ------         ------         ------         ------
Total interest-earning assets                  166,919         17,381         58,720         51,203        294,223
                                               -------         ------         ------         ------        -------

Interest-Bearing Liabilities:
      Deposits
         Demand and savings (1)                      -              -         35,457              -         35,457
         Time deposits, $100,000 and over        4,218          5,237          2,006              -         11,461
         Other time deposits                    52,573        115,231         29,853              -        197,657
         Other interest-bearing
            liabilities                         13,000              -            300          5,000         18,300
         Capital debt securities                     -              -              -          9,200          9,200
                                               -------       --------        -------          -----          -----
Total interest-bearing liabilities              69,791        120,468         67,616         14,200        272,075
                                               -------        -------         ------         ------        -------
       Period Gap                              $97,128     $(103,087)       $(8,896)        $37,003        $22,148
                                               -------     ----------       --------        -------        -------
       Cumulative Gap                          $97,128       $(5,959)      $(14,855)        $22,148
                                               -------     ----------      ---------        -------
       Ratio cumulative gap to
         total interest-earning
         assets                                 33.01%        (2.03)%        (5.05)%          7.53%
                                               -------       --------      ---------        -------

(1) Management has determined that interest checking, money market and savings accounts are not sensitive to changes in related market rates and, therefore, have been placed in the 1-5 years category.

     The December 31, 1999 results of the rate sensitivity analysis show that the Company had $97.1 million more in assets than liabilities subject to repricing within three months or less and was, therefore, in an asset sensitive position.

     The cumulative gap at the end of one year was a negative $6.0 million, a liability-sensitive position. Approximately $163.5 million, or 63.9% of the total loan portfolio, matures or re-prices within one year or less. An asset-sensitive institution's net interest margin and net interest income generally will be impacted favorably by rising interest rates, while that of a liability sensitive institution generally will be impacted favorably by declining rates.

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

Investment Portfolio

     The  following   tables  present  certain   information  on  the  Company's
investment securities portfolio:


                                                      Securities Available for Sale (1)
                                                      1999            1998            1997
                                                      ----            ----            ----
U. S. Government Agencies                           $4,662          $6,868          $9,802
Federal Reserve Bank Stock                             587             434             297
Federal Home Loan Bank Stock                           915           1,162           2,233
Preferred Stock                                        351               -               -
Other                                                  144             155             100
                                                  -----------------------------------------
                                                    $6,659          $8,619         $12,432
                                                  =========================================

(1) Carried at fair value

                                                        Securities Held to Maturity (2)
                                                      1999            1998            1997
                                                      ----            ----            ----
U. S. Government Agencies                             $151            $478          $1,996
State and Municipal                                    746             746             746
Corporate Bonds                                      7,208               -               -
Preferred Stock                                      8,431               -               -
                                                  -----------------------------------------
                                                   $16,536          $1,224          $2,742
                                                  =========================================

(2) Carried at cost, adjusted for amortization of premium or accretion of discount using the interest method.

Gross unrealized losses on securities available for sale were $115,000 at December 31, 1999 and $2,000 at December 31, 1998 and gross unrealized gains were $13,000 and $95,000 at December 31, 1999 and 1998, respectively. At December 31, 1997 gross unrealized gains on securities available for sale were $449,000 and there were no gross unrealized losses on securities available for sale.

At December 31, 1999 and December 31, 1998 gross unrealized gains on securities held to maturity were $4,000 and $30,000, respectively. At December 31, 1999 and 1998, gross unrealized losses on securities held to maturity were $2,155,000 and $1,000, respectively. At December 31, 1997 gross unrealized gains and losses on securities held to maturity were $11,000 and $37,000, respectively.

The following table presents information on the maturities and weighted average yields of the Company's investment securities at December 31, 1999. The weighted average yields are calculated on the basis of book value of the investment securities and on the interest income of the investments adjusted for amortization of premium and accretion of discount.



                                                                       December 31, 1999
                                                    Held to Maturity                          Available for Sale
                                                    ----------------                          ------------------
                                         Amortized                   Weighted      Amortized                     Weighted
                                            Cost     Fair Value   Average Yield       Cost      Fair Value    Average Yield
                                        --------------------------------------------------------------------------------------
U. S. government agencies:
   Within one year                           $   65      $    65        6.82%       $    -        $    -
   After one year to five years                   -            -          -            772           760            6.24%
   After five years through ten years             41          42        8.75%          304           302            6.22%
   After ten years                                45          43        6.80%        3,594         3,600            6.55%
                                        -------------------------             ---------------------------
          Total                                  151         150                     4,670         4,662
                                        -------------------------             ---------------------------

State and municipals:
   Within one year                               331         332        6.86%            -             -                -
   After one year to five years                    -           -            -            -             -                -
   After five years through ten years            415         412        7.42%            -             -                -
   After ten years                                 -           -            -            -             -                -
                                        -------------------------             ---------------------------
          Total                                  746         744                         -             -
                                        -------------------------             ---------------------------

Other securties:
   Within one year                                 -           -            -            -             -                -
   After one year to five years                    -           -            -            -             -                -
   After five years through ten years              -           -            -            -             -                -
   After ten years                             7,208       6,529        7.98%            -             -                -
                                        -------------------------             ---------------------------
          Total                                7,208       6,529                         -             -
                                        -------------------------             ---------------------------
Total debt securities                        $ 8,105     $ 7,423                    $4,670        $4,662
Equity and others                            $ 8,431     $ 6,962                    $2,090        $1,997
                                        -------------------------             ---------------------------
Total securities                             $16,536     $14,385                    $6,760        $6,659
                                        =========================             ===========================


Loan Portfolio

     The table below classifies loans, net of unearned income, by major category and percentage distribution at the dates indicated:


                                                                 December 31,
                        1999                   1998                   1997                  1996                  1995
Description      Amount    Percentage   Amount    Percentage   Amount   Percentage   Amount   Percentage   Amount   Percentage
                 ------    ----------   ------    ----------   ------   ----------   ------   ----------   ------   ----------
                                                            (Dollars in thousands)
Commercial       $ 77,507      30.32%   $ 68,569      36.37%   $ 50,713     33.68%    $34,021     41.50%   $25,005      42.77%
Real Estate       173,789      67.97     115,790      61.42      96,058     63.79      43,195     52.69     28,214      48.26
Consumer            4,375       1.71       4,163       2.21       3,819      2.53       4,759      5.81      5,245       8.97
                 --------    --------   --------     -------   --------    ------      ------    -------   -------     -------
Total            $255,671     100.00%   $188,522     100.00%   $150,590    100.00%    $81,975    100.00%   $58,464     100.00%
                 ========     =======   ========     =======   ========    =======    =======    =======   =======     =======

     Commercial business loans totaled $77.5 million, or 30% of the Bank's loan portfolio at December 31, 1999. These loans are typically made on the basis of the borrower's ability to make repayment from cash flow from its business and are secured by business assets, such as commercial real estate, accounts receivable, equipment and inventory.

     Commercial real estate loans amounted to $132.2 million, or 52% of the loan portfolio at December 31, 1999. These loans typically involve larger loan balances concentrated with single borrowers or groups of related borrowers and payment experience is typically dependent on the successful operation of a business or real estate project.

     Consumer or installment loans totaled $4.4 million, and accounted for less than 2% of the Bank's loan portfolio at December 31, 1999. Consumer loans include home improvement loans, automobile loans and unsecured lines of credit.

Maturity Schedule of Loans

     The table below presents information regarding the maturity of loans at December 31, 1999:

                                                                         December 31, 1999

                                                      One Year     Over one through   Five Years
                                                       or less        Five Years        or more            Total
Commercial                                                $ 32,611          $30,275       $14,621         $ 77,507
Real estate - construction                                  48,224           17,452         2,400           68,076
Commercial real estate                                      25,969           21,511        16,679           64,159
Residential real estate                                      3,066           10,910        27,578           41,554
Installment and consumer loans                               1,271            2,835           269            4,375
                                                  -----------------------------------------------------------------
                                                          $111,141          $82,983       $61,547         $255,671
                                                  =================================================================

Nonperforming Assets

Unless well secured and in the process of collection, the Company places loans on non-accrual status after being delinquent greater than ninety days, or earlier in situations in which the loans have developed inherent problems that indicate payment of principal and interest may not be made in full. Whenever the accrual of interest is stopped, previously accrued but uncollected income is reversed. Thereafter, interest is recognized only as cash is received. The loan is reinstated to an accrual basis after it has been brought current as to principal and interest under the contractual terms of the loan. As of December 31, 1999, 1998, and 1997, non-accrual loans amounted to $473,000, $533,000 and
$3,059,000, respectively.



                                                                          December 31,
                                                  -------------------------------------------------------------
                                                  1999           1998           1997         1996          1995
                                                  ----           ----           ----         ----          ----
                                                                     (Dollars in thousands)

Non-accrual loans                                  $473         $  533        $3,059         $ 50          $ 57
Loans contractually past due 90 days or
 more and still accruing                            270            412         1,339          371            13
Troubled debt restructuring                          -              -              -            -             -
                                                  -----         ------        ------         ----          ----
  Total nonperforming loans                         743            945         4,398          421            70

Other real estate owned                              31            647           684           50            71
                                                  -----         ------        ------         ----          ----
  Total nonperforming assets                       $774         $1,592        $5,082         $471          $141
                                                   ====         ======        ======         ====          ====

Nonperforming assets to period-end total
 loans and other real estate                       .30%           .84%         3.36%        0.57%         0.24%


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

         The provisions for loan loss taken by the Company for the years ended December 31, 1999, 1998 and 1997 were $4,667,000, $150,000 and $155,000, respectively. The significant increase in the provision for loan loss in 1999 was the result of the credit problems encountered within the Company's asset based lending program, as discussed in Item 7 of this Form 10-K. Such credit quality problems were exclusively related to this business unit, and the Company is, as a result, exiting this market segment.

         The following table presents the Bank's loan loss experience for the periods indicated:

                                                                  Year Ended December 31,
                                                  1999          1998          1997          1996         1995
                                                  ----          ----          ----          ----         ----
                                                                  (Dollars in thousands)

Allowance for loan losses at
 beginning of period                            $  2,500      $  2,573       $ 1,040      $   854       $   492
Loans charged off:
 Commercial                                        4,436           126             2            5            21
 Real Estate                                          84           141            56          109           148
 Consumer                                              6            20             7            6            17
                                                       -            --             -            -            --
 Total                                             4,526           287            65          120           186

Recoveries of loans previously charged off:
 Commercial                                           35             1            34            6            23
 Real Estate                                           7            40             -            -             -
 Consumer                                              3            23             9           10            13
                                                --------       -------      --------     --------      --------
 Total                                                45            64            43           16            36
                                                --------       -------      --------     --------      --------
Net loans charged off                              4,481           223            22          104           150
Provision for loan losses                          4,667           150           155          290           512
                                                --------       -------      --------     --------      --------
Allowance acquired through business
 combination                                           -             -         1,400            -             -
                                                --------       -------      --------     --------      --------
Allowance for loan losses end of period         $  2,686      $  2,500      $  2,573      $ 1,040       $   854
                                                ========       =======      ========      =======       =======
Average total loans (net of unearned
  income)                                       $217,598      $168,271      $ 93,839      $69,488       $48,465
Total loans (net of unearned income) at
  period-end                                    $255,671      $188,522      $150,590      $81,975       $58,464

Ratio of net charge-offs to average loans
                                                    2.06%         0.13%         0.02%        0.15%         0.31%
Ratio of provision for loan losses to
 average loans                                      2.14%         0.09%         0.17%        0.42%         1.06%
Ratio of provision for loan losses to net
 charge-offs                                      104.15%        67.26%       704.55%      278.85%       341.33%
Allowance for loan losses to period-end
 loans                                              1.05%         1.33%         1.71%        1.27%         1.46%

         In establishing the allowance for loan losses, in addition to the factors described above, management considers the following risk elements in the loan portfolio.

         Construction lending often involves larger loan balances with single borrowers. Construction loans involve risks attributable to the fact that loan funds are advanced upon the security of the home under construction, which is of uncertain value prior to the completion of construction. If there is a default, the corporation may be required to complete and sell the home.

         Commercial real estate loans typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. Additionally, the payment experience on loans secured by income producing properties is typically dependent on the successful operation of a business or a real estate project and thus may be subject to a greater extent to adverse conditions in the real estate market or in the economy generally.

             Consumer loans entail risks,  particularly  in the case of consumer loans which are unsecured, such as lines of credit, or secured by rapidly depreciable assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy laws, may limit the amount which can be recovered on such loans. Such loans may also give rise to claims and defenses by a consumer loan borrower against an assignee of such loan such as the Company, and a borrower may be able to assert against such assignee claims and defenses which it has against the seller of the underlying collateral.

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

Deposits

The table below presents average deposits and average rates paid, by major category, at the dates indicated:

                                                     1999                           1998                      1997
                                            Average      Average            Average        Average     Average   Average
                                            Balance        Rate             Balance         Rate       Balance      Rate
                                         ---------------------------------------------------------------------------------
Interest-bearing deposits
    Demand/MMDA accounts                      $ 12,362        3.32%         $ 11,437         3.36%    $  8,543      3.34%
    Savings                                   $ 22,943        4.51%           19,334         4.74%       2,289      4.06%
    Certificates of deposit                    180,764        5.31%          158,740         5.68%      96,370      5.52%
                                              ---------                    ----------                 ---------
Total interest bearing deposits                216,069        5.11%          189,511         5.44%     107,202      5.31%

Non interest bearing deposits                   16,541            -           13,595            -        6,898         -

Total average deposits                        $232,610        4.74%         $203,106         5.08%    $114,100      4.99%
                                              =========                    ==========                 =========


The following table is a summary of time deposits of $100,000 or more by remaining maturities at December 31, 1999:

                                          Amount                  Percent
                                        ---------                ---------
Three months or less                      $4,218                   36.80%
Three to twelve months                     5,237                   45.69%
Over twelve months                         2,006                   17.50%
                                        ---------                ---------
Total                                    $11,461                  100.00%
                                        ---------                ---------


Short Term Borrowing

The following table sets forth consolidated short term borrowings. Borrowings represent advances to the Bank by the Federal Home Loan Bank of Atlanta and are secured by Federal Home Loan Bank stock, investment securities and first mortgage loans. During 1999, the Bank purchased federal funds on an unsecured basis for up to thirty consecutive days from a correspondent bank.


                                                 Years Ended December 31,
                                           1999            1998           1997
                                        ----------------------------------------

Balance at period end                    $13,000       $ 2,000        $13,650
Average balance during period            $ 7,289       $17,806        $ 4,959
Average rate                               5.60%         5.65%          5.79%
Maximum outstanding during period        $16,000       $46,420        $13,650


Return on Equity and Assets



The following table sets forth ratios for the Company considered to be significant indicators of the Company's profitability and financial condition during the periods indicated:

                                              Return in Equity and Assets
                                             1999          1998          1997
                                        --------------------------------------
Return on average assets                   -0.25%         1.27%         1.40%
Return on average equity                   -3.90%        18.19%        18.59%
Dividend payout ratio                    -160.00%        21.24%        15.06%
Average equity to average asset ratio       6.51%         6.95%         7.54%

Competition

     The Bank operates in highly competitive environments, competing for deposits and loans with major regional and national banks, as well as other financial institutions, many of which have greater financial resources than the Bank. Most maintain numerous banking locations and many perform services, such as trust services, which the Bank does not offer. Many of these competitors have higher lending limits than the Bank. The Bank emphasizes personal relationship banking, service, and local management and decision making in its marketing strategies. In addition, the bank offers courier services and Internet banking to its clients in an effort to overcome its limited number of physical locations.

     The Bank has contracted with a nationally recognized Internet Banking software company to provide a secure, comprehensive Internet package to market its products and service its clientele. This Internet branch (www.resource bankonline.com) provides customers with the ability to conduct banking business via a personal computer or other secure browser-enabled device 24 hours per day. The Bank offers special deposit accounts through this Internet branch, which features competitive interest rates and ready access to funds on deposit. Online bill payment and a download capability for most personal financial software packages are also included in this program.

Regulation and Supervision of Resource Bank

     The Bank operates as a state chartered bank and is subject to supervision and regulation by the Bureau of Financial Institutions ("BFI") of the Virginia State Corporation Commission. As a member of the Federal Reserve System ("FRB"), the Bank is also supervised and regularly examined by the FRB. The state and federal banking laws and regulations govern virtually all areas of the Bank's operations including maintenance of cash reserves, loans, mortgages, maintenance of minimum capital, mergers, payment of dividends, establishment of branches and other aspects of operations.

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

     The Company is registered under the Bank Holding Company Act ("BHCA") and is subject to regulation by the Federal Reserve. The Federal Reserve has jurisdiction under the BHCA to approve any bank or non-bank acquisition, merger or consolidation proposed by a bank holding company. The Company is required to file with the FRB periodic and annual reports and other information concerning its own business operations and those of its subsidiary. In addition, the BHCA requires a bank holding company to obtain FRB approval before it acquires, directly or indirectly, ownership or control of any voting shares of a second or subsequent bank if, after such acquisition, it would own or control more than 5% of such shares, unless it already owns or controls a majority of such voting shares. FRB approval must also be obtained before a bank holding company acquires all or substantially all of the assets of another bank or merges or consolidates with another bank holding company.

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

Employees

     At December 31, 1999 the Company had 175 full time and 16 part time employees, in its banking and mortgage operations. None of its employees is represented by any collective bargaining unit, and the Company believes relations with its employees are good.

Executive Officers

     T. A. Grell, Jr., has been President and Chief Operating Officer of the Bank, and Executive Vice President of the Company since December 1998. From 1984 until joining the Company, he was a senior officer at Central Fidelity Bank, which was later acquired by Wachovia Bank. He has 28 years experience in the banking industry and is active in civic affairs.

     Harvard R. Birdsong II, has been senior vice president of the Company since December 1998 and senior vice president and chief credit officer of the Bank since January 1997. Prior to joining the Bank, he was a senior credit officer at Essex Savings Bank, where he was employed from 1984 through 1996. He has been employed in the banking industry for 29 years and is active in civic affairs.

     Debra C. Dyckman has been senior vice president of operations and secretary of the Bank since 1992 and of the Company since its inception. She has been in banking for 29 years and serves on the Board of Trustees of Cape Henry Collegiate School.

Item 2.  Properties

     The Company leases its banking and mortgage origination offices. Leases covering the banking operations are long term with renewal provisions designed to assure the Bank that it will be able to operate in the facilities for the foreseeable future. Details of the Bank's leases may be reviewed in Note 12 of the Notes to Consolidated Financial Statements. The Bank purchased a four acre lot in Herndon, Virginia in December 1997 for future construction of a Northern Virginia regional office which will accommodate the Bank's administration and branch offices that are currently located in Herndon. Construction is expected to begin during 2000 with completion in 2001.

Item 3.  Legal Proceedings

     On November 5, 1999, AGM Development Corporation ("AGM"), Michael Agnew and Barbara M. Agnew (collectively the "Agnews") (AGM and the Agnews collectively the "Plaintiffs") filed a lawsuit against Resource Bank, the Company's wholly owned banking subsidiary ("Bank"), in the Circuit Court for the City of Virginia

Beach, Virginia ("Court"). AGM and the Agnews are the borrowers and guarantors under certain loans which the Bank declared in default in August 1999 ("Defaulted Loans"). For a detailed discussion of this loan default, see "Part
II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

     Thereafter, AGM and the Agnews amended the lawsuit and generally sought a declaration from the Court that certain actions taken by the Bank in pursuing liquidation of its various collateral were done so contrary to the requirements of the Uniform Commercial Code of Virginia such that they were released from any liability on the various indebtednesses they owe the Bank. The amended pleading also requests unspecified monetary damages. The Bank has filed a Cross-Bill seeking judgment against AGM and the Agnews in the amount of approximately $3,500,000 under the Notes and the Guaranty as well as for fraud. AGM and the Agnews have denied liability thereunder. The lawsuit is still in the pre-trial discovery phase. No trial date has been set.

     The Company and the Bank intend to vigorously defend all allegations made by the Plaintiffs in the lawsuit. The Company does not believe that the lawsuit will have a material adverse effect on the Company's business, financial condition or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to the Company's shareholders for a vote during the fourth quarter of 1999.

                                     Part II

Item 5.  Market for Registrants Common Stock and Related Stockholder Matters

     The Company's common stock is listed on the American Stock Exchange ("Amex") under the symbol "RBV". Prior to July 23, 1998, the Company's Common Stock was listed on the Nasdaq National Market System ("Nasdaq/NM") under the symbol "RBKV". The high and low closing sales prices of the Company's common stock during 1999 and 1998, and information concerning dividends paid on the Company's common stock are set forth in the following table.

                                                                   Cash Dividend
            Amex 1999                   High          Low                 Paid
   Fourth Quarter                      $15.25        $ 8.50                $0.10
   Third Quarter                        19.38         14.63                  .10
   Second Quarter                       22.13         19.00                  .10
   First Quarter                        22.50         17.25                  .06
            Amex 1998
   Fourth Quarter                      $21.00        $16.50                $0.06
   Third Quarter (July 23-September 30) 24.50         16.88                $0.06
   Nasdaq/NM 1998
   Third Quarter (July 1-July 22)       24.00         22.50
   Second Quarter                       25.00         20.00                $0.06
   First Quarter                        23.00         18.00                $0.06

The Company's 2,555,579 common shares outstanding were held by approximately 797 shareholders of record at March 6, 2000.

Item 6. Selected Consolidated Financial Data

     The following consolidated summary sets forth selected financial data for the Company and its subsidiaries for the periods and at the dates indicated. The following summary is qualified in its entirety by the Company's financial statements included as part of this Form 10-K.


                                                                           Years Ended December 31
                                                      1999          1998           1997            1996           1995
Income Statement data:                                          (Dollars in thousands, except per share data)
         Gross interest income                        $ 21,381      $ 19,746         $ 10,937       $  8,295        $ 6,046
         Gross interest expense                         12,435        11,336            5,983          4,690          3,500
         Net interest income                             8,946         8,410            4,954          3,605          2,546
         Provision for possible loan losses              4,667           150              155            290            512
         Net interest income after provision for
                  loan losses                            4,279         8,260            4,799          3,315          2,034
         Non-interest income                             6,811         7,943            4,520          2.755          2,012
         Non-interest expense                           12,168        11,565            6,533          4,451          3,285
         Income before income taxes                    (1,078)         4,638            2,786          1,619            761
         Income taxes (benefit)                          (387)         1,591              965            153           (144)
         Net income                                      (691)         3,047            1,821          1,466            905

Per Share Data (1):
         Net income (2)                               $   (.27)     $   1.24         $   0.92         $ 0.79        $  0.54
         Cash dividends                                    .40           .24            0.125           0.05              -
         Book value at period end                         6.25          7.18             6.36           4.47           3.44
         Tangible book value at period end                6.25          7.18             6.36           4.47           3.44

Period-End Balance Sheet Data:
         Total assets                                 $306,690      $233,460         $209,330       $115,836        $87,352
         Total loans (net of unearned income)          255,671       188,522          150,590         81,975         58,464
         Total deposits                                260,469       206,219          169,508         99,179         80,905
         Long-term debt                                 14,500         5,300            7,300              -              -
         Shareholders' equity                           15,870        17,789           15,602          8,655          5,810

Performance Ratios
         Return on average assets                         (.25)%        1.27%            1.40%          1.45%          1.24%
         Return on average shareholders' equity          (3.90)%       18.19%           18.59%         20.46%         17.93%
         Average shareholders' equity to average
                  total assets                            6.51%         6.96%            7.54%          7.10%          6.90%
         Net interest margin (3)                          3.42%         3.62%            3.90%          3.70%          3.62%
         Earnings to fixed charges
                  Excluding interest expense               .24x         5.55x           10.32x         17.52x          4.16x
                  Including interest expense               .91x         1.41x            1.46x          1.34x          1.30x

Asset Quality Ratios
         Net charge-offs to average loans                 2.06%          .13%            0.02%          0.15%          0.31%
         Allowance to period-end loans                    1.04%         1.33%            1.71%          1.27%          1.46%
         Allowance to nonperforming loans               361.51%       264.55%           58.50%        247.03%       1220.00%
         Non-accrual loans to loans                       0.19%         0.28%            2.03%          0.06%           .10%
         Nonperforming assets to loans and
                  foreclosed properties                   0.30%         0.84%            3.36%          0.57%          0.24%
         Risk-based capital ratios
                  Tier 1 capital                          8.20%         9.23%            9.69%         10.22%          9.61%
                  Total capital                          10.24%       10 .48%           10.93%         11.45%         10.86%


         Leverage capital ratio                          7.19%         7.52%            9.67%          7.04%          6.25%
         Total equity to total assets                    5.17%         7.62%            7.45%          7.47%          6.65%

-------------------
(1) All per share figures have been adjusted to reflect a two-for-one stock split on July 1, 1998.

(2) Net income per share is computed using the weighted average outstanding shares.

(3) Net interest margin is calculated as tax-equivalent net interest income divided by average earning assets and represents the Company's net yield on its earning assets.

Item 7. Managements Discussion and Analysis of Financial Condition and Results of Operations

     In addition to historical information, the following discussion contains forward looking statements that are subject to risks and uncertainties that could cause the Company's actual results to differ materially from those anticipated. These forward looking statements include, but are not limited to, the affect of increasing interest rates on the Company's profitability, and the adequacy of the Company's allowance for future loan losses. Several factors, including the Virginia and national economies and the demand for residential mortgage loans may adversely affect the Company's ability to achieve expected results. Readers are cautioned not to place undue reliance on these forward looking statements, which reflect management's analysis only as of the date of this Report.

     On December 1, 1997, the Bank acquired Eastern American Bank, FSB, ("Eastern American Bank") in a business combination accounted for under the purchase method of accounting, whereby the purchase price was allocated to the underlying assets acquired and liabilities assumed based on their respective fair values at the time of acquisition. In an exchange of common shares, the Bank acquired $66,514,000 in assets (including cash of $12,539,000), $48,082,200 in net loans, and assumed $52,844,000 in deposit liabilities. Accordingly, these acquired assets and liabilities contributed to the growth in total assets and liabilities of the Bank for the year ended December 31, 1997. The Bank's 1997 results included results by operations from Eastern American Bank for the month of December 1997.

     In 1998, the former Eastern American Bank operations were integrated into the Bank. The Northern Virginia unit, derived from Eastern American Bank, has since contributed significantly to average asset growth and has been accretive to the Company's earnings.

     The following discussion should be read in conjunction with the Financial Statements and Notes thereto included as Exhibit 99.1 of this Form 10-K.

Results of Operations and Financial Condition

     The Company had a net loss of $690,800 for 1999 and net income of $3,046,800 and $1,821,200 for 1998 and 1997, respectively. This constituted net basic earnings per common share of $(.27) for 1999, $1.24 for 1998, and $0.92 for 1997. With the diluted effect of common stock equivalents, earnings per common share were $(.27) for 1999, $1.13 for 1998, and $0.83 in 1997. The loss for the year ended December 31, 1999 was directly attributable to the $4,667,000 provision for loan losses taken in the third quarter. This provision for loan loss occurred as a result of credit problems with a significant borrower within the Company's asset based lending portfolio, as announced by the Company in August 1999. The Company is in the process of exiting the asset based lending business, which represented only 5% of the Company's total loan portfolio.

     In regard to business segment reporting, the Company's mortgage banking operations resulted in a net loss before income taxes of $418,897 for the year ended December 31, 1999, as compared to net income before income taxes of $661,187 for the year ended December 31, 1998. The operating loss in 1999 was the result of decreased loan origination volume, caused by a general increase in interest rates and the reorganization of the mortgage operation in 1999.

     At December 31, 1999, 43.5% of total loans were due in one year or less. Floating rate loans with maturities of one year or less represented 37.2% of total loans, and the remainder of loans had fixed rates.

        Average loans, net of unearned income, to average deposits were 93.6%, 82.8% and 82.2% in 1999, 1998 and 1997, respectively.

Net Interest Income

     Net interest income, before provision for loan losses, increased by 6.4% in 1999 over 1998 to $8,945,660 and 69.8% in 1998 over 1997 to $8,409,983. The 1999 increase in net interest income was closely proportionate with the increase in average earning assets and interest bearing liabilities during 1999. During 1999, due to the continued expansion of commercial lending activities, average loans increased 29.3% to $217,598,379. Due to the competitive pricing of the Company's deposit products, average total deposits increased 14.5% to $232,609,588. Average funds borrowed from the Federal Home Loan Bank and correspondent banks decreased by 29.8% to $12,506,348 in 1999. As part of its mortgage banking operations, funds were advanced on behalf of investor banks in settlement of mortgage loans. Average funds advanced in settlement of such loans decreased 59.6% to $16,118,051 in 1999. Average securities increased 75.9% to $21,791,325 and average interest bearing deposits in other banks decreased 49.7% to $5,973,653 in 1999.

     For a historical analysis of net interest income, see the table entitled "Summary of Net Interest Income" in Part I - Item 1. of this Form 10-K. For an analysis of the potential for a change in interest rates to impact the ability of the Bank to generate future net interest income, see the table entitled "Scheduled Maturity or Repricing" in Part I - Item 1. of this Form 10-K. This is frequently referred to as the GAP analysis, which analyzes the difference between interest-sensitive assets and liabilities for the repricing/maturity periods indicated.

     As can be seen from the historical analysis and the GAP analysis, the Company is in an asset-sensitive position. In a period of rising interest rates, the Company is positioned to increase future net interest income. Conversely, in a period of declining interest rates the Company will be in a position to have a decrease in future interest income. This managed GAP does not include the impact of mortgage loan volume which provides a natural hedge against this GAP position. Mortgage banking income tends to increase in times of lower or declining interest rates, as refinancing effectively leads to an increase in mortgage loan originations. In a climate of higher or rising interest rates, mortgage loan originations, particularly refinancings, decrease and mortgage banking income therefore decreases.

Allowance for Loan Losses

     The ratio of net loans charged off to average loans outstanding was 2.06% in 1999, 0.13% in 1998 and 0.02% in 1997. The allowance for loan losses as a percentage of loans at year end was 1.04%, 1.33% and 1.71% at December 31, 1999, 1998 and 1997, respectively. The level of non-performing loans at year end was $743,000, $945,000 and $4,398,000 in 1999, 1998 and 1997, or 0.29%, 0.50% and
2.92% of total loans, respectively.

     Management made a provision for loan loss of $4,667,000 in 1999, $150,000 in 1998 and $155,000 in 1997. This significant increase in the provision for loan loss in 1999 over previous years was the result of the previously noted credit problems encountered within the Company's asset based lending program. Such credit quality problems were exclusively related to this business unit, and the Company is, as a result, exiting this market segment.

     The majority of non-accrual loans emanated from Eastern American Bank at the time of the merger in December 1997. The Company has executed a plan to substantially reduce the level of non-accruing loans in its Northern Virginia portfolio since the merger. As the result of significant reductions in problem assets and the addition of several experienced commercial lending officers, asset quality within the Northern Virginia loan portfolio at December 31, 1999, resembled that of the rest of the Bank.

     In establishing the allowance for loan losses, management considers a number of factors, including loan asset quality, related collateral and economic conditions prevailing during the loan's repayment. In its loan policies, management has emphasized the borrower's ability to service the debt, the borrower's general creditworthiness and the quality of collateral.

     While management believes that the allowance is sufficient for the existing loan portfolio, there can be no assurances that an additional allowance for losses on existing loans may not be necessary in the future, particularly if economic conditions within the Company's market areas were to deteriorate.

Potential Problem Loans

     At December 31, 1999, the Company had $473,000 in non-accrual loans, a reduction of 11.3% from December 31, 1998. The Company had $270,000 in loans past due 90 days or more that were still accruing at December 31, 1999. In addition to loans on either non-accrual status or loans past due 90 days or more and still accruing, management had identified $3,100,000 of loans that have been internally classified. These loans require more than normal attention and are potentially problem loans.

     For the historical analysis of the Bank's loan loss experience, see the table entitled "Summary of Loan Loss Experience" in Part I - Item 1. of this Form 10-K.

Non-interest Income and Non-interest Expenses

     Non-interest income was $6,811,342 in 1999, down 14.3% from $7,943,413 in 1998. Non-interest income increased in 1998 by 75.7% over 1997, due to the merger transaction with Eastern American Bank and income derived from mortgage banking operations. However, increases in market interest rates in 1999 caused a decline in the residential mortgage market volume and a resultant decrease of the Company's mortgage banking income of 19.2% to $5,709,225. Because of the uncertainty of future loan origination volume and the future level of interest rates, the Company may continue to experience reductions in mortgage banking income in future periods. Service charge income decreased slightly (0.2%) to $759,289 in 1999, and increased 85.8% to $760,581 in 1998, stemming from the increased volume of deposit activity after the merger transaction in late 1997.

     Total non-interest expense was $12,167,768 in 1999, an increase of 5.2% from $11,565,616 in 1998. Non-interest expense increased in 1999 over 1998 as the result of adding banking operations in Chesapeake and a loan office in Newport News, Virginia, as well as incurring expenses specifically related to the previously noted disposition of the credit problems encountered in the asset based lending program. Non-interest expense increased in 1998 by 77.0% over 1997, as the result of the merger with Eastern American Bank. The largest component of non-interest expense, salaries and employee benefits, increased slightly (0.7%) in 1999 to $6,735,896, and by 65.7% in 1998 over 1997 to
$6,686,381. This category comprised 55.4% of the Company's total non-interest expense in 1999, 57.8% in 1998, and 61.8% in 1997. Occupancy expense increased to $1,185,861 in 1999 (up 8.9%) and by 90.7% in 1998 over 1997. Depreciation and equipment maintenance expense increased by 22.0% in 1999 to $926,702, and 65.7% in 1998 over 1997. The 1999 depreciation and equipment maintenance expense increased as a result of the re-organization of the mortgage division and the opening of the Chesapeake and Newport News branches. The 1998 increase resulted from the merger and a one-time data processing systems conversion. Outside computer service expense decreased by 11.3% in 1999 to $485,458. In 1998, outside computer service expense increased 125.3% to $547,160 as a result of the merger and the previously mentioned systems conversion. Professional fees increased significantly (110%) in 1999 to $340,821, as the result of the previously discussed credit problems in the asset based lending program. Professional fees increased 34.6% in 1998 over 1997.

     Federal Deposit Insurance Corporation ("FDIC") premiums increased 10.6% to $58,125 in 1999, and by 322.3% to $52,580 in 1998 over 1997. As the result of the merger, FDIC insurance premiums are assessed on the Bank's deposit base on a pro rata basis whereby approximately 68 percent of the Bank's deposits are subject to Bank Insurance Fund ("BIF") rates, and approximately 32 percent of deposits are subject to Savings Association Insurance Fund ("SAIF") rates. This ratio of BIF and SAIF assessment rates was established at the time of merger, based on the relative sizes of the Bank and Eastern American Bank deposit bases at December 1, 1997.

     Stationery and supplies expense decreased by 5.6% in 1999 to $496,814, after increasing by 78.0% in 1998, primarily from the merger transaction. Marketing and business development increased by 16.8% in 1999 to $400,938, after increasing by 67.3% in 1998.

Income Taxes

     The income tax benefit from the Company's 1999 loss was $386,958, resulting in an effective tax rate of 35.9%. Applicable income taxes on 1998 earnings amounted to $1,590,933, resulting in an effective tax rate of 34.3% compared to 34.6% in 1997.

Liquidity

     The Company's funding requirements are supplied from a range of traditional sources, including various types of demand deposits, money market accounts, certificates of deposit and short-term borrowings. Large certificates of deposit accounted for 4.4% and 4.7% of total deposits at December 31, 1999 and 1998, respectively. Federal Home Loan Bank of Atlanta ("FHLB") advances were also utilized as funding sources, with $18,300,000 and $7,300,000 in such advances outstanding at December 31, 1999 and December 31, 1998, respectively. Pursuant to the terms of a variable rate line of credit with the FHLB, the Bank may borrow up to 12% of the Bank's assets. This FHLB credit facility has no expiration date, but is re-evaluated periodically to determine the Bank's credit worthiness. Additionally, the Bank has a warehouse line of credit collateralized by first mortgage loans, amounting to $50,000,000 and is renewable annually. As of December 31, 1999, there was no balance drawn from this line of credit. Management has no reason to believe these arrangements will not be renewed.

     Management seeks to ensure adequate liquidity to fund loans and meet the Company's financial requirements and opportunities. To provide liquidity for current, ongoing and unanticipated needs, the Company maintains federal funds sold, money market accounts and a portfolio of debt securities. The Company also structures and monitors the flow of funds from debt securities and from maturing loans. Securities are generally purchased to provide a source of liquidity. At December 31, 1999, the Company had $6,658,954, fair market value, in securities available-for-sale and $16,536,027, amortized cost, in securities held-to-maturity. Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a net amount in a separate component of stockholders' equity until realized. Securities are composed of governmental or quasi-governmental agencies, and preferred stocks and bonds of corporations with a credit rating no less than Bb . Net unrealized appreciation, net of tax effect, on securities available-for-sale was ($126,036) and $60,929 at December 31, 1999 and 1998, respectively. Federal funds sold to correspondent institutions were $1,445,000 and $800,000 at year end 1999 and 1998, respectively.

     The Company raised approximately $9,200,000 of additional capital in the first quarter of 1999 by offering 368,000 Trust Preferred Securities at a price of $25.00 per Security. The Securities feature a 9.25% coupon. The Company, in turn, purchased $7,350,000 of non-cumulative 9.25% Preferred Stock issued by the Bank during the course of 1999. This Preferred Stock will qualify as Tier 1 capital for the Bank for regulatory purposes. This additional Tier 1 capital provided the Bank with an increased loans to one borrower limitation, and the ability to continue to grow its balance sheet while maintaining its well capitalized status. The Preferred Stock 9.25% coupon matches the coupon of the Trust Preferred Securities. The remainder of funds generated by the Trust Preferred Securities offering, estimated at $1,550,000 after offering expenses, was invested in marketable securities and used by the Company in its stock repurchase program. These marketable securities are held as available-for-sale to meet liquidity needs. The Company's stock repurchase program was implemented in part to help offset the potential dilutive effect of stock options granted to the Company's management as employment recruitment and retention perquisites. During 1999 and 1998, the Company repurchased 29,099 and 8,988 shares, respectively.

Capital Resources and Adequacy

     The Federal Reserve Board, the FDIC and the Office of Thrift Supervision have issued substantially similar risk-based and leverage capital guidelines applicable to banking organizations they supervise. Due to the Bank's capitalization, it is classified as "well capitalized".

     The Company's year-end capital-to-asset ratio was 5.17% at December 31, 1999 as compared to 7.62% at December 31, 1998.

     The capital adequacy standards are based on an established minimum for Risk-Based Capital, Tier 1 Risk-Based Capital and the Tier 1 Leverage Ratio.

     The following table summarizes the Company's regulatory capital ratios at December 31, 1999.

                                  Required Ratio       Resource         Resource
                                                      Bankshares          Bank
                                  ----------------------------------------------
               Tier 1 risk-based       4.00%             8.20%            9.01%

               Total risk-based        8.00%             9.24%           10.05%

               Tier 1 leverage     4.00 to 5.00%         7.19%            7.90%

     The Company is in full compliance with all relevant regulatory capital requirements.

Year 2000

     The Company's preparation for the Year 2000 changeover proved to be fully adequate, as no technical difficulties were experienced. The cost associated with Year 2000 readiness was $95 thousand, and is considered immaterial.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk


     Management's methodology to measure interest rate sensitivity includes an analysis of the potential gain or loss in future fair values of interest rate sensitive instruments. The Company's analysis assumes a hypothetical 200 basis point instantaneous and parallel shift in the yield curve in interest rates. A present value computation is used in determining the effect of the hypothetical interest rate changes on the fair value of its interest rate sensitive instruments as of December 31, 1999. Computations of prospective effects of hypothetical interest rate changes are based on many assumptions, including relative levels of market interest rates, loan prepayments and deposit decay. They should not be relied upon as indicative of actual results. Further, the computations do not contemplate certain actions management could undertake in response to changes in interest rates. Certain shortcomings are inherent in this method of analysis. If market conditions vary from assumptions used in the calculation of present value, actual values may differ from amounts disclosed. However, if a hypothetical, parallel and instantaneous 200 basis point increase and decrease were experienced, net fair values of interest sensitive instruments would be decreased by $1,200,000 and decreased by $113,000, respectively.

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

     Consolidated  Balance  Sheets -  December  31,  1999 and 1998
     Consolidated Statements of Income - Years ended December 31, 1999, 1998 and
      1997
     Consolidated  Statements of Stockholders' Equity - Years ended December 31,
      1999,  1998 and 1997
     Consolidated Statements of Cash Flows - Years ended December 31, 1999, 1998 and 1997
     Notes to Financial  Statements - December 31, 1999, 1998 and 1997
     Quarterly unaudited financial information is contained in Note 21 of the Notes to Financial Statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.

Part III

Item 10. Directors and Executive Officers of the Registrant

Item 11. Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management

Item 13. Certain Relationships and Related Transactions

     In accordance with General  Instruction G(3), the information called for in
Part III is incorporated by reference from the Company's Proxy Statement to be filed no later than April 29, 2000 in connection with the Company's 2000 Annual Meeting of Shareholders.

PART IV

Item 14. Exhibits, Financial Statements, Schedules and Reports of Form 8-K

     (a) The following documents are filed as part of this report:

     1. The following consolidated financial statements of the Company as of December 31, 1999, 1998 and 1997 and for the years then ended, and the auditors' report thereon are included in this Form 10-K as Exhibit 99.1:

                        Consolidated Financial Statements

  Consolidated Balance Sheets - December 31, 1999 and 1998
  Consolidated  Statements of Income - Years Ended  December 31, 1999,  1998 and
   1997
  Consolidated  Statements of Stockholders'  Equity - Years Ended December
   31, 1999,  1998 and 1997
  Consolidated  Statements of Cash Flows - Years Ended December 31, 1999,  1998
   and 1997
  Notes to Consolidated  Financial  Statements
  Report of Independent Auditors

     2. Financial Statement Schedules - None.

     3. The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this Form 10-K and such Exhibit Index is incorporated herein by reference.

     (b) Reports on Form 8-K in quarter ended December 31, 1999:  None

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


                         RESOURCE BANKSHARES CORPORATION



                              /s/ Lawrence N. Smith
                      President and Chief Executive Officer
                                 Date: 3/28/2000




                            /s/ Eleanor J. Whitehurst
                Senior Vice President and Chief Financial Officer
                                 Date:3/28/2000

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

  /s/ John B. Bernhardt
  John B. Bernhardt                              Chairman of the Board                       Date:3/28/2000

  /s/ Lawrence N. Smith                          President
  Lawrence N. Smith                              Chief Executive Officer                     Date: 3/28/2000
                                                 (Principal Executive Officer)
                                                  Director

  /s/ Eleanor J. Whitehurst                      Senior Vice President
  Eleanor J. Whitehurst,                         Chief Financial Officer                     Date: 3/28/2000
                                                 (Principal Financial and
                                                 Accounting Officer)
  /s/ Alfred E. Abiouness
  Alfred E. Abiouness                            Director                                    Date:3/28/2000

  /s/ Thomas W. Hunt
  Thomas W. Hunt                                 Director                                    Date:3/28/2000

  /s/ Louis Ray Jones
  Louis Ray Jones                                Director                                    Date:3/28/2000

  /s/ Arthur Russell Kirk
  Arthur Russell Kirk                            Director                                    Date:3/28/2000

  /s/ Elizabeth A. Twohy
  Elizabeth A. Twohy                             Director                                    Date:3/28/2000



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

    10.7            Assignment of Lease dated February 28, 1994 with Resource  Mortgage to Contract       *
                    Publishing,  Inc.  (Incorporated  by  reference  to  Registrant's  Form  10-KSB previously filed with the Federal Reserve on March 30, 1995.)

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

    10.22           Employment  Agreement  dated January 1 , 1999 by and between  Resource Bank and       *
                    T.  A.  Grell,  Jr.  (Incorporated  by  reference  to  Registrant's  Form  10-K previously filed with the Securities & Exchange Commission on March 31, 1999)

    10.23           Employment Agreement dated January 1, 1999, by and between Resource Bank and          *
                    Harvard R. Birdsong, as amended. (Incorporated by reference to Registrant's
                    Form 10-Q previously filed with the Securities & Exchange Commission on August
                    16, 1999)

    10.24           Employment Agreement dated January 1, 1999, by and between Resource Bank and          *
                    Debra C. Dyckman, as amended. (Incorporated by reference to Registrant's Form
                    10-Q previously filed with the Securities & Exchange Commission on August 16,
                    1999)

    10.25           Employment Agreement dated January 1, 1999, by and between Resource Bank and          *
                    Lawrence N. Smith, as amended. (Incorporated by reference to Registrant's Form
                    10-Q previously filed with the Securities & Exchange Commission on August 16,
                    1999)

    10.26           Employment Agreement dated January 1, 1999, by and between Resource Bank and          *
                    Eleanor J. Whitehurst, as amended. (Incorporated by reference to Registrant's
                    Form 10-Q previously filed with the Securities & Exchange Commission on August
                    16, 1999)

    10.27           First Amendment to Employment Agreement dated January 1, 1999, by and between         *
                    Resource Bank and T.A. Grell, Jr. (Incorporated by reference to Registrant's
                    Form 10-Q previously filed with the Securities & Exchange Commission on August
                    16, 1999)

  **21.1            Subsidiaries of Registrant.  (Incorporated  by reference to  Registrant's  Form       *
                    10-K  previously  filed with the Securities & Exchange  Commission on March 31,
                    1999)

                                                         34


    **23.1          Consent of Goodman & Company, L.L.P.

    **24.1          Powers of Attorney (included on signature page)

    **27            Financial Data Schedule

    **99.1          Consolidated Financial Statements

--------------------
  * Not filed herewith; incorporated by reference.

  ** Filed herewith.

                                       35