Form 10-Q
period 2000-03-31
RESOURCE BANKSHARES CORP
filed 2000-05-11
CIK 1065002

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000
                                                --------------


                       Commission File Number: 000-24561
                                               ---------


                        RESOURCE BANKSHARES CORPORATION
             (Exact name of Registrant as specified in its charter)

                    Virginia                      54-1904386
                    --------                      ----------
          (State or other jurisdiction of        (I.R.S. Employer Identification
          incorporation or organization)         No.)


             3720 Virginia Beach Blvd., Virginia. Beach, VA  23452
             -----------------------------------------------------
             (Address of principal executive offices)   (Zip Code)

                                 (757) 463-2265
                                 --------------
                          (Registrant's telephone number,
                               including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes  X    No ___
           ---

At March 31, 2000, 2,555,579 shares of Resource Bankshares Corporation's common stock, $1.50 par value, were outstanding.

                        RESOURCE BANKSHARES CORPORATION
                                   FORM 10-Q
                                 MARCH 31, 2000

                                     INDEX

PART I.  FINANCIAL INFORMATION

   Item 1.    Financial Statements

              Consolidated Balance Sheets as of March 31, 2000 and
              December 31, 1999                                                3

              Consolidated Statements of Income for the periods ended
              March 31, 2000 and 1999                                          4

              Consolidated Statements of Stockholder's Equity for the period
              ended March 31, 2000                                             5

              Consolidated Statements of Cash Flows for the periods ended
              March 31, 2000 and 1999                                          6

              Notes to Consolidated Financial Statements                       7

   Item 2.    Management's Discussion and Analysis of Financial Condition     10
              and Results of Operations

   Item 3.    Quantitative and Qualitative Disclosures about Market Risks     18

PART II. OTHER INFORMATION

   Item 1.    Legal Proceedings                                               18

   Item 6.    Exhibits and Reports on Form 8-K                                18

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

RESOURCE BANKSHARES CORPORATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                    March 31        December 31
                                                                       2000            1999
                                                                         (Dollars in thousands)
ASSETS
Cash and due from banks                                                $ 10,673        $  3,482
Interest bearing deposits                                                 1,941           2,138
Federal funds sold                                                            -           1,445
                                                                  -------------        --------
                                                                         12,614           7,065

Funds advanced in settlement of mortgage loans                           14,412          11,774
Securities available for sale                                             6,363           6,659
Securities held to maturity                                              29,039          16,536
Loans, net
  Commercial                                                             66,270          77,271
  Real estate - construction                                             71,182          68,076
  Commercial real estate                                                 79,384          64,158
  Residential real estate                                                35,202          41,820
  Installment and consumer loans                                          4,737           4,345
                                                                  -------------        --------
TOTAL LOANS                                                             256,775         255,670
  Allowance for loan losses                                              (2,810)         (2,686)
                                                                  --------------       ---------
NET LOANS                                                               253,965         252,984

Other real estate owned                                                      31              31
Premises and equipment                                                    3,801           3,855
Other assets                                                              6,620           5,781
Accrued interest                                                          2,219           2,004
                                                                  -------------        --------

                                                                       $329,064        $306,689
                                                                  =============        ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Non-interest bearing                                                 $ 16,657        $ 15,894
  Interest bearing                                                      266,996         244,575
                                                                  -------------        --------
TOTAL DEPOSITS                                                          283,653         260,469

FHLB advances                                                            16,300          18,300
Other liabilities                                                         1,797           1,799
Accrued interest                                                          1,792           1,052
Capital debt securities                                                   9,200           9,200
                                                                  -------------        --------
TOTAL LIABILITIES                                                       312,742         290,820

STOCKHOLDERS' EQUITY
 Common stock, par value $1.50 a share
  Shares authorized: 6,666,666
  Shares issued and outstanding:
  2000 - 2,555,579; 1999 2,538,913                                        3,833           3,808
 Additional paid-in capital                                              10,604          10,579
 Retained earnings                                                        2,145           1,608
 Accumulated other comprehensive income (loss)                             (260)           (126)
                                                                  -------------        --------
                                                                         16,322          15,869
                                                                  -------------        --------
                                                                       $329,064        $306,689
                                                                  =============        ========

See notes to consolidated financial statements.

RESOURCE BANKSHARES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                                     Three months ended March 31,
                                                                           2000             1999
                                                                      (Dollars in thousands)
Interest and dividend income
      Interest and fees on loans                                       $  5,353        $  4,007
                                                                  -----------------------------
      Interest on investment securities:
         Interest and dividends on securities available for sale            143             320
         Interest on securities held to maturity                            470              12
                                                                  -----------------------------
                                                                            613             332
                                                                  -----------------------------

      Interest on federal funds sold                                         75              39
      Interest on funds advanced                                            212             322
                                                                  -----------------------------
          Total interest income                                           6,253           4,700
                                                                  -----------------------------

Interest expense
      Interest on deposits                                                3,559           2,500
      Interest on short-term borrowings                                     203              31
      Interest on long-term borrowings                                      268             123
                                                                  -----------------------------
          Total interest expense                                          4,030           2,654

          Net interest income                                             2,223           2,046

      Provision for loan losses                                            (100)              -
                                                                  -----------------------------

         Net interest income after provision for loan losses              2,123           2,046

Noninterest income
      Mortgage banking income                                             1,507           1,202
      Service charges                                                       177             179
      Gain on sale of assets                                                291               -
      Other                                                                 202             186
                                                                  -----------------------------
                                                                          2,177           1,567
                                                                  -----------------------------
Noninterest expense
      Salaries and employee benefits                                      1,833           1,363
      Occupancy expenses                                                    321             286
      Depreciation and equipment maintenance                                225             164
      Professional fees                                                      89              32
      Outside computer services                                             138              99
      FDIC insurance                                                         12              29
      Stationery and supplies                                               107             114
      Marketing and business development                                     93              76
      Other                                                                 340             295
                                                                  -----------------------------
                                                                          3,158           2,458
                                                                  -----------------------------

Income before income tax                                                  1,142           1,155
Income tax expense                                                          348             400
                                                                  -----------------------------

Net (loss) income                                                      $    794        $    755
                                                                  =============================

Cash dividend declared per common share                                $   0.10        $   0.10
                                                                  =============================

Basic earnings per common share                                        $   0.31        $   0.30
                                                                  =============================

Diluted earnings per share                                             $   0.30        $   0.27
                                                                  =============================

   See notes to consolidated financial statements.

RESOURCE BANKSHARES CORPORATION
STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)

     Three Months Ended March 31, 2000                              (Dollars in thousands)
                                                                                         Accumulated
                                                                                            Other
                                                                 Additional             Comprehensive
                                                Common Stock      Paid-in    Retained      Income
                                               Shares    Amount   Capital    Earnings       (Loss)       Total
                                            -------------------------------------------------------------------
Balance, December 31, 1999                    2,538,913  $3,808     $10,579    $1,608           ($126)  $15,869

Comprehensive income:
       Net income                                                                 794                       794

Changes in unrealized appreciation
    (depreciation) on securities available
    for sale, net of reclassification
    adjustment and tax effect                         -       -           -         -            (134)     (134)
                                                                                                        -------
               Total comprehensive income                                                                   660
                                                                                                        -------

Proceeds from exercise of stock options          16,666      25          25         -               -        50

Cash dividends declared $.10 per share                -       -           -      (257)              -      (257)

                                            -------------------------------------------------------------------

Balance, March 31, 2000                       2,555,579  $3,833     $10,604    $2,145           ($260)  $16,322
                                            ===================================================================

See notes to consolidated financial statements.

RESOURCE BANKSHARES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                       Three months ended
Operating activities                                            March 31, 2000   March 31, 1999
                                                                    (Dollars in thousands)
                                                                     --------------------
  Net income                                                          $    794         $    755
  Adjustments to reconcile to net cash
   used by operating activities:
   Provision for losses on loans and other real estate owned               100                -
   Provision for losses on funds advanced in settlement of
      mortgage loans                                                        25                -
   Depreciation and amortization                                           161               77
     premiums, net of discounts                                            (12)             (16)
   Gain on sale of loans or other real estate owned                       (152)            (156)
   Gain on premises and equipment                                           (7)               -
   Gain on sale of assets                                                  291                -
   Deferred loan origination fees, net of costs                            336              298
   Changes in:
    Funds advanced in settlement of mortgage loans                      (2,663)           4,762
    Interest receivable                                                   (216)              10
    Interest payable                                                       552              125
    Other assets                                                        (1,071)            (437)
    Other liabilities                                                     (104)             352
                                                                      --------         --------
     Net cash (used) provided by operating activities                   (1,966)           5,770
                                                                      --------         --------

Investing activities:
  Proceeds from sale of real estate owned, net of costs                      -              379
  Proceeds from sales and maturities of
    available-for-sale securities                                          250            1,054
  Proceeds from sales and maturities of
    held-to-maturity securities                                             22              167
  Purchases of available-for-sale securities                              (165)          (3,458)
  Purchases of held-to-maturity securities                             (12,437)         (11,608)
  Loan originations, net of principal repayments                        (1,265)            (983)
  Purchases of premises, equipment and other assets                        134             (197)
                                                                      --------         --------
     Net cash used investing activities                                (13,461)         (14,646)
                                                                      --------         --------

Financing activities:
  Proceeds from exercise of stock options                                   50              333
  Payments to reacquire common stock                                         -              (74)
  Cash dividends declared                                                 (257)            (248)
  Net repayments in FHLB advances                                       (2,000)               -
  Net proceeds from issuance of capital debt securities                      -            8,883
  Net increase in demand deposits,
    NOW accounts and savings accounts                                   18,827            6,440
  Net increase in certificates of deposit                                4,356            7,807
                                                                      --------         --------
     Net cash provided by financing activities                          20,976           23,141
                                                                      --------         --------

Increase in cash and cash equivalents                                    5,549           14,265
Cash and cash equivalents at beginning of period                         7,065            8,481
                                                                      --------         --------
Cash and cash equivalents at end of period                            $ 12,614         $ 22,746
                                                                      ========         ========

Supplemental schedules and disclosures of cash flow information:

  Cash paid for:
    Interest on deposits and other borrowings                         $  3,479         $  2,476
                                                                      ========         ========
Schedule of noncash investment activities:
    Foreclosed real estate                                                   -            ($380)
                                                                      ========         ========

See notes to consolidated financial statements.

                        RESOURCE BANKSHARES CORPORATION

                  Notes to Consolidated Financial Statements
                                March 31, 2000
                                  (UNAUDITED)
                 (Dollars in thousands, except per share data)

Organization and Summary of Significant Accounting Policies

(1)  GENERAL

     Resource Bankshares Corporation, a Virginia Corporation (the "Company"), was incorporated under the laws of the Commonwealth of Virginia on February 4, 1998, primarily to serve as a holding company for Resource Bank (the "Bank").

     The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q, and therefore, do not include all of the disclosures and notes required by generally accepted accounting principals. In the opinion of management, all adjustments in the normal recurring nature which are necessary for a fair presentation of the financial statements included herein have been reflected in the financial statements. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

(2)  CASH AND CASH EQUIVALENTS

     For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, interest-bearing deposits with banks, and federal funds sold.

(3)  ALLOWANCE FOR LOAN LOSSES

          Changes in the allowance for loan losses are as follows:
          Balance as of January 1, 2000       $2,686
          Provision for loan losses              100
          Loans charged off                      (78)
          Recoveries                             102
                                              ------
          Balance at March 31, 2000           $2,810
                                              ======

(4)  NET INCOME PER SHARE

     Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised, converted into common stock or resulted in the issuance of common stock that then shares in the earnings of the entity. The average number of basic shares outstanding for the three months ended March 31, 2000, and 1999 were 2,555,213 and 2,447,737, respectively. The diluted average number of shares for the three months ended March 31, 2000 and 1999 were 2,690,696 and 2,686,150, respectively.

(5)  COMPREHENSIVE INCOME

     Comprehensive Income

The components of other comprehensive income and related tax effects for the three months ended March 31, 2000 and 1999 are as follows:

                                                                Three months ended
                                                          March 31, 2000   March 31, 1999
          Unrealized holding losses arising during the
          period on available-for-sale securities           ($210)            ($246)
          Tax effect                                           76                86
                                                             ----             -----
          Net-of-tax amount                                 ($134)            ($160)
                                                             ====             =====

     No reclassification adjustment was necessary as no realized gains or losses were included in net income for the period.

(6)  SEGMENT REPORTING

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

     The mortgage banking segment's most significant revenue and expense are non-interest income and non-interest expense, respectively. The Company's segments are reported below for the periods ended March 31, 2000 and March 31, 1999.

Selected Financial Information

                                                      Commercial and      Mortgage Banking
                                                      Other Operations    Operations          Total
                                                      ---------------------------------------------
Three Months Ended March 31, 2000:
Net interest income after provision for loan
losses                                                    $ 2,051            $    72          $ 2,123
Noninterest income                                            670              1,507            2,177
Noninterest expense                                        (1,701)            (1,457)          (3,158)
                                                          -------            -------          -------
Net income before income taxes                            $ 1,020            $   122          $ 1,142
                                                          =======            =======          =======

Three Months Ended March 31, 1999:
Net interest income after provision for loan
losses                                                    $ 1,978            $    68          $ 2,046

Noninterest income                                            365              1,202            1,567
Noninterest expense                                        (1,252)            (1,206)          (2,458)
                                                          -------            -------          -------
Net income before income taxes                            $ 1,091            $    64          $ 1,155
                                                          =======            =======          =======
Segment Assets

                                                       Commercial          Mortgage
                                                        and Other           Banking
                                                       Operations          Operations         Total
                                                       -----------------------------------------------
March 31, 2000                                            $328,416           $648             $329,064
                                                          ========           ====             ========

March 31, 1999                                            $257,181           $811             $257,992
                                                          ========           ====             ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         (Dollars in thousands, except per share data)

     Resource Bankshares Corporation, a Virginia Corporation (the "Company"), was incorporated under the laws of the Commonwealth of Virginia on February 4, 1998, primarily to serve as a holding company for Resource Bank (the "Bank").

     In addition to historical information, the following discussion contains forward looking statements that are subject to risks and uncertainties that could cause the Company's actual results to differ materially from those anticipated. These forward looking statements include, but are not limited to, the effect of increasing interest rates on the Company's profitability and the adequacy of the Company's allowance for future loan losses. Several factors, including the local and national economy and the demand for residential mortgage loans may adversely affect the Company's ability to achieve the expected results. Readers are cautioned not to place undue reliance on these forward looking statements, which reflect management's analysis only as of the date of this report.

     Total assets at March 31, 2000 were $329,064, up 7.3% from $306,689 at December 31, 1999, reflecting growth in securities and loans. The Company purchased $12,500 of municipal securities in the first quarter of 2000. The principal components of the Company's assets at the end of the period were $35,402 in securities, $12,614 in cash and cash equivalents, $14,412 in funds advanced in settlement of mortgage loans and $253,965 in net loans. The Company's lending activities are a principal source of income.

     Total liabilities at March 31, 2000 were $312,742, up from $290,820 at December 31, 1999, with the increase almost entirely represented by a $23,184 (8.9%) growth in deposits. Non-interest bearing demand deposits increased $763 or 4.8%, while interest bearing deposits increased by $22,421 or 9.2%. The Company's deposits are provided by individuals and businesses located within the communities served as well as the national market.

     The Company raised $9,200 of additional capital in the first quarter of 1999 by issuing 368,000 Trust Preferred Securities at a price of $25.00 per Security. The Trust Preferred Securities feature a 9.25% coupon. The Company has purchased $7,350 of non-cumulative 9.25% Preferred Stock issued by the Bank. The Preferred Stock 9.25% coupon matches the coupon of the Trust Preferred Securities. The Preferred Stock, issued by Resource Bank, qualifies as Tier 1 capital for regulatory purposes. This additional Tier 1 capital provides the Bank with an increased loans to one borrower limitation, and the ability to continue to grow its balance sheet while maintaining its well capitalized status.

     The funds generated by the Trust Preferred Securities offering have been invested in marketable securities and will also be used by the Company in its stock repurchase program. The marketable securities are held as available-for-sale to meet liquidity needs. The Company's stock repurchase program has been and will continue to be used to offset the otherwise dilutive effects of stock options granted to the Company's management as employment recruitment and retention perquisites.

     Total shareholders' equity at March 31, 2000 was $16,322, compared to $15,869 at December 31, 1999. The Company had net income of $794 for three months ended March 31, 2000 compared with net income of $755 for the comparable period in 1999, an increase of 5.2%.

     Profitability as measured by the Company's return on average assets (ROA) was 1.0% for the three months ended March 31, 2000, down .3% from the same period of 1999. A key indicator of performance, the return on average equity (ROE) was 19.8% and 16.9% for the quarters ended March 31, 2000 and 1999, respectively.

     Net interest income represents a principal source of earnings for the Company. The first component is the loan portfolio. Making sound loans that will increase the Company's net interest margin is the first priority of management. The second component is gathering core deposits to match and fund the loan production. The Company also utilizes national markets to generate deposits and Federal Home Loan Bank ("FHLB") advances to fund loan growth either for asset and liability management purposes or for a less expensive source of funds.

     Net interest income, before provision for loan losses, increased to $2,223 for the three months ended March 31, 2000 versus $2,046 for the same period in 1999. This increase (8.7%) in net interest income for the first quarter of 2000 in comparison to 1999 occurred as a result of the growth in interest earning assets and increases in the prime lending rate caused by Federal Reserve Bank actions in the second half of 1999 and first quarter of 2000. Such rate increases affected the Company's loan portfolio yields more immediately than its interest bearing deposit costs. No assurances can be given regarding future interest rate trends.

Average Balances, Income and Expenses, Yields and Rates

The following table sets forth average balances of total interest earning assets and total interest bearing liabilities for the periods indicated, showing the average distribution of assets, liabilities, stockholders' equity and the related income, expense and corresponding weighted average yields and costs.

                                                            1st Quarter                          4th Quarter
                                                                 2000                               1999
                                                      Average               Yield/    Average                Yield/
                                                      Balance   Interest   Rate (2)  Balance (1) Interest   Rate (2)
Assets
Interest Earning Assets:
  Securities                                         $ 34,393     $  592     6.89%    $ 23,760     $  439         7.39%
  Loans (3)                                           255,949      5,353     8.37%     243,106      5,102         8.39%
  Interest bearing deposits in other banks              6,718         96     5.72%       2,970         34         4.58%
  Other earning assets (4)                              9,234        212     9.18%      13,133        336        10.23%
                                                 ---------------------------------------------------------------------

   Total interest-earning assets                      306,294      6,253     8.17%     282,969      5,911         8.36%

Non interest earning assets:
 Cash and due from banks                                4,036                            4,663
 Premises and equipment                                 3,846                            3,855
 Other assets                                           7,626                            7,449
 Less: Allowance for loan losses                       (2,730)                          (3,279)
                                                     --------                         --------

   Total noninterest earning assets                    12,778                           12,688
                                                     --------                         --------

       Total assets                                  $319,072                         $295,657
                                                     ========                         ========

Liabilities and Stockholders' Equity
Interest Bearing liabilities
  Interest bearing deposits:
  Demand/Money Market Accounts                       $ 19,653     $  233     4.74%    $ 11,819     $  120         4.06%
  Savings                                              21,045        249     4.73%      22,699        268         4.72%
  Certificates of deposits                            216,594      3,077     5.68%     201,583      2,722         5.40%
                                                 ---------------------------------------------------------------------
    Total interest bearing deposits                   257,292      3,559     5.53%     236,101      3,110         5.27%

  FHLB advances and other borrowings                   18,598        270     5.81%      16,161        229         5.67%
  Capital debt securities                               9,200        201     8.74%       9,200        217         9.43%
                                                 ---------------------------------------------------------------------
   Total interest bearing liabilities                 285,090      4,030     5.65%     261,462      3,556         5.44%

 Noninterest bearing liabilities:
    Demand deposits                                    15,022                           16,037
    Other liabilities                                   2,864                            2,471
                                                     --------                         --------
       Total liabilities                               17,886                           18,508

 Stockholders' equity                                  16,096                           15,687

     Total liabilities and stockholder's equity      $319,072                         $295,657
                                                     ========                         ========

Interest spread (5)                                                          2.52%                                2.91%
                                                                             ====

Net interest income/net interest margin (6)                       $2,223     2.90%                 $2,355         3.33%
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

(6) Net interest margin is net interest income annualized, expressed as a percentage of average earning assets.

     Non-interest income increased from $1,567 for the three months ended March 31, 1999 to $2,177 for the same period in 2000. This increase was primarily attributable to increased activity in the Company's mortgage banking operations. For the three months ended March 31, 2000, mortgage banking income increased by 25.4% or $305 to $1,507 versus the same period of 1999. Mortgage banking made a significant contribution to the Company's results in the first quarter of 2000. Because of the uncertainty of future loan origination volume and the future level of interest rates, there can be no assurance that the Company will realize the same level of mortgage banking income in future periods. Other non-interest income increased by $305 to $670 for the quarter ending March 31, 2000 compared to the same period in 1999. Service charges declined slightly (1.1%) while other non-interest income increased slightly (8.6%). The gain on sale of assets of $291 was due to the full recognition of a deferred gain on the sale of a building.

     For the three months ended March 31, 2000, the Company's non-interest expense totaled $3,158 or 28.5% higher than the same period in 1999 as the result of adding full service banking operations in Chesapeake and Newport News, Virginia, as well as establishing loan production offices in Newport News and Richmond, Virginia. The largest component of non-interest expense, salaries and employee benefits, which represents 58.0% of total non-interest expense, increased 34.5% to $1,833 for the three months ended March 31, 2000 over the same period in 1999, and was primarily attributed to the opening of the new offices. Occupancy expense increased by 12.2% to $321, depreciation and equipment maintenance increased by 37.2% to $321, marketing and business development increased 22.4% to $93, and outside computer services increased by 39.4% to $138 for the three months ended March 31, 2000 over the same period in 1999.

     In establishing the allowance for loan losses, management considers a number of factors, including loan asset quality, related collateral and economic conditions prevailing during the loan's repayment. In its loan policies, management emphasizes the borrower's ability to service the debt, the borrower's general creditworthiness and the quality of collateral. The allowance for loan losses as a percentage of quarter-end loans at March 31 was 1.1% and 1.3% for 2000 and 1999, respectively. The provisions for loan losses were $100 and $0 for the three months ended March 31, 2000 and 1999, respectively.

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

Non Performing Assets

The following table presents the Company's non performing assets for the periods set forth.

                                                       March 31    December 31
                                                         2000        1999
                                                         ----        ----
                                                      (Dollars in thousands)

Non accrual loans                                      $    648     $     473
Other real estate                                            31            31
Loans 90 days or more past due and still
  accruing interest                                          10           270
                                                       --------     ---------
      Total non performing assets                      $    689     $     774
                                                       ========     =========

       Total assets                                    $329,064     $ 306,689
                                                       ========     =========

       Total non performing assets to total assets         0.21%         0.25%
                                                       ========     =========

Summary of Loan Loss Experience

The following table presents the Company's loan loss experience and selected loan loss ratios for the three months ended March 31, 2000 and 1999.

                                                                 Three months ended
                                                                      March 31
                                                                    2000        1999
                                                                  --------    --------
                                                                 (Dollars in thousands)
Balance of allowance for loan losses
 at beginning of year                                          $   2,686   $   2,500

Loans charged-off:
 Commercial                                                          (78)         (4)
 Installment                                                           -          (1)
 Real Estate                                                           -         (84)
 Credit Cards and Other Consumer                                       -          (1)
                                                               --------    ---------
 Total loans charged-off                                             (78)        (90)
Recoveries of loans previously charged off:
 Commercial                                                           99           -
 Installment                                                           -           1
 Real Estate                                                           3           -
 Credit Cards and Other Consumer                                       -           -
                                                               ---------   ---------
 Total recoveries                                                    102           1
                                                               ---------   ---------
Net loans charged-off                                                 24         (89)
Additions to allowance charged to expense                            100           -
Balance at end of year                                         $   2,810   $   2,411
                                                               =========   =========

Average loans                                                  $ 255,949   $ 188,686

Loans at end of period                                         $ 256,775   $ 189,154
Selected Loan Loss Ratios:
 Net charge-off during the period to average loans                 -0.01%       0.05%
 Provision for loan losses to average loans                         0.04%       0.00%
 Provision for loan losses to net charge-offs during
  the period                                                        -417%          0%

 Allowance for loan losses to loans at end of period                1.09%       1.27%

  Non-performing assets at end of period                       $     689   $   1,799

 Non-performing assets to total loans at end of period              0.27%       0.95%

  Allowance for loan losses to non-performing assets at end
   of period                                                         408%        134%

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

     Liquidity represents the institution's ability to meet present and future financial obligations. Liquid assets include cash, interest bearing deposits with banks, federal funds sold, investments and loans maturing within one year. The Company's funding requirements are supplied from a range of traditional sources, including various types of demand deposits, money market accounts, certificates of deposit and short-term borrowings. Federal Home Loan Bank ("FHLB") advances are utilized as funding sources by the Company. At March 31, 2000, there were $16,300 in FHLB advances outstanding. The Company has a warehouse line of credit collateralized by first mortgage loans amounting to $50,000, which expires December 2, 2000. The Company has no reason to believe this arrangement will not be renewed. The Bank had no outstanding warehouse advances at March 31, 2000 and 1999, respectively. At March 31, 1999, $16,300 was outstanding in FHLB advances outside of the warehouse line. Federal funds sold to correspondent institutions were $0 at March 31, 2000 and $1,445 at December 31, 1999.

     Management seeks to ensure adequate liquidity to fund loans and meet the Company's financial requirements and opportunities. To provide liquidity for current, ongoing and unanticipated needs, the Company maintains short-term interest bearing certificates of deposits, federal funds sold, and a portfolio of debt securities. The Company also structures and monitors the flow of funds from debt securities and from maturing loans. Securities are generally purchased to provide a source of liquidity. Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a net amount in a separate component of stockholders' equity until realized. Securities are composed of governmental or quasi-governmental agencies, preferred stocks and bonds of corporations with a credit rating of no less than Bb and obligations of municipalities with a credit rating of no less than AAA.

     The Company's financial position at March 31, 2000 reflects liquidity and capital levels that management believes are currently adequate to fund anticipated future business expansion. Capital ratios are in excess of required regulatory minimums for a well capitalized institution. The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance, and changing competitive conditions and economic forces. The adequacy of the Company's capital is reviewed by management on an ongoing basis. Management seeks to maintain a capital structure that will assure an adequate level of capital to support anticipated asset growth and to absorb potential losses.

     The following table presents the amounts of the Company's interest sensitive assets and liabilities that mature or reprice in the periods indicated.

                                                                   March 31, 2000
                                                               Maturing or Repricing
                                             --------------------------------------------------------
                                                 Within      4-12        1 - 5    Over
                                               --------   ----------   ---------   -------
                                               3 months     Months       Years     5 Years    Total
                                               --------   ----------   ---------   -------   --------
                                                               (Dollars in thousands)
Interest-Earning Assets:
    Investment securities                      $  3,931   $    2,031   $     632   $28,808   $ 35,402
    Loans                                       145,379       14,085      67,867    29,444    256,775
    Interest bearing deposits                     1,941            -           -         -      1,941
    Other interest-earning assets                14,412            -           -         -     14,412
                                             --------------------------------------------------------
Total interest-earning assets                   165,663       16,116      68,499    58,252    308,530
                                             --------------------------------------------------------

Interest-Bearing Liabilities:
   Deposits
        Demand and savings (1)                   20,979            -      31,723         -     52,702
        Time deposits, $100,000 and over          1,458        8,763         894         -     11,115
        Other time deposits                      54,897      124,573      23,709         -    203,179
        Other interest-bearing liabilities       16,000            -         300         -     16,300
        Capital debt securities                       -            -           -     9,200      9,200
                                             --------------------------------------------------------
Total interest-earning liabilities               93,334      133,336      56,626     9,200    292,496
                                             --------------------------------------------------------

         Period Gap                            $ 72,329    ($117,220)  $  11,873   $49,052   $ 16,034
                                             --------------------------------------------------------

         Cumulative Gap                        $ 72,329     ($44,891)   ($33,018)  $16,034
                                             ---------------------------------------------

         Ratio cumulative gap to total
            interest-earning assets               23.44%      -14.55%     -10.70%     5.20%
                                             ---------------------------------------------

(1) Management has determined that interest checking, money market (except those generated by e banking) and savings accounts are not sensitive to changes in related market rates and, therefore, have been placed in the 1-5 years category.

     The capital adequacy standards are based on an established minimum for Tier 1 Risk-Based Capital, Risk-Based Capital and the Tier 1 Leverage Ratio. The following table summarizes regulatory capital ratios for the Company and its subsidiary at March 31, 2000.

                                                      Resource     Resource
                                    Required Ratio   Bankshares      Bank
                                    ---------------  -----------    ------
               Tier 1 risk-based        4.00%           8.49%        9.17%

               Total risk-based         8.00%          10.98%       10.25%

               Tier 1 leverage          4.00 to 5.00%   6.93%        7.47%

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

        Market Risk Management

        The Company's primary market risk exposure is interest rate risk. Fluctuations in interest rates will impact both the level of interest income and interest expense and the market value of the Company's interest earning assets and interest bearing liabilities. There were no material changes in the Company's market risk management strategy, as stated in the Company's 1999 annual report, during the first three months of 2000.

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



                        RESOURCE BANKSHARES CORPORATION


                             /s/ Lawrence N. Smith
                             ----------------------
                               Lawrence N. Smith
                      President & Chief Executive Officer
                               Date: May 11, 2000



                           /s/ Eleanor J. Whitehurst
                           -------------------------
                             Eleanor J. Whitehurst
                Senior Vice President & Chief Financial Officer
                               Date: May 11, 2000