Form 10-Q
period 2000-06-30
RESOURCE BANKSHARES CORP
filed 2000-08-11
CIK 1065002

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000
                                                -------------


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


              3720 Virginia Beach Blvd., Virginia Beach, VA 23452
              ---------------------------------------------------
             (Address of principal executive offices)   (Zip Code)

                                (757) 463-2265
                                --------------
                        (Registrant's telephone number,
                             including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes    X         No ___
           -------

At June 30, 2000, 2,629,037 shares of Resource Bankshares Corporation's common stock, $1.50 par value, were outstanding.

                        RESOURCE BANKSHARES CORPORATION
                                   FORM 10-Q
                                 JUNE 30, 2000

                                     INDEX

PART I.  FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Consolidated Balance Sheets as of June 30, 2000 and
               December 31, 1999                                                 3

               Consolidated Statements of Income for the periods ended
               June 30, 2000 and 1999                                            4

               Consolidated Statements of Stockholders' Equity for the period
               ended June 30, 2000                                               5

               Consolidated Statements of Cash Flows for the periods ended
               June 30, 2000 and 1999                                            6

               Notes to Consolidated Financial Statements                        7

     Item 2.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                        10

     Item 3.   Quantitative and Qualitative Disclosures about Market Risks      18

PART II. OTHER INFORMATION

     Item 1.   Legal Proceedings                                                18

     Item 4.   Submission of Matters to a Vote of Security Holders              18

     Item 6.   Exhibits and Reports on Form 8-K                                 19

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

RESOURCE BANKSHARES CORPORATION
CONSOLIDATED BALANCE SHEETS

                                                                                               June 30           December 31
                                                                                                  2000                  1999
                                                                                             (unaudited)
                                                                                                   (Dollars in thousands)
ASSETS
Cash and due from banks                                                                       $  9,300              $  3,482
Interest bearing deposits                                                                        2,882                 2,138
Federal funds sold                                                                                   -                 1,445
                                                                                           -----------           -----------
                                                                                                12,182                 7,065

Funds advanced in settlement of mortgage loans                                                  30,742                11,774
Securities available for sale (amortized cost of $7,425 and $6,750, respectively)                7,407                 6,659
Securities held to maturity (fair value of $34,039 and $14,385, respectively)                   35,031                16,536
Loans, net
  Commercial                                                                                    66,977                77,271
  Real estate - construction                                                                    64,927                68,076
  Commercial real estate                                                                        86,047                64,158
  Residential real estate                                                                       39,137                41,820
  Installment and consumer loans                                                                 3,647                 4,345
                                                                                           -----------           -----------
TOTAL LOANS                                                                                    260,735               255,670
  Allowance for loan losses                                                                     (2,799)               (2,686)
                                                                                           -----------           -----------
NET LOANS                                                                                      257,936               252,984

Other real estate owned                                                                             31                    31
Premises and equipment , net                                                                     3,749                 3,855
Other assets                                                                                     8,418                 5,781
Accrued interest                                                                                 2,519                 2,004
                                                                                           -----------           -----------

                                                                                              $358,015              $306,689
                                                                                           ===========           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Non-interest bearing                                                                        $ 19,644              $ 15,894
  Interest bearing                                                                             275,718               244,575
                                                                                           -----------           -----------
TOTAL DEPOSITS                                                                                 295,362               260,469

Federal funds purchased                                                                          9,407                     -
FHLB advances                                                                                   20,124                18,300
Other liabilities                                                                                4,023                 1,799
Accrued interest                                                                                 2,149                 1,052
Capital debt securities                                                                          9,200                 9,200
                                                                                           -----------           -----------
TOTAL LIABILITIES                                                                              340,265               290,820

STOCKHOLDERS' EQUITY
 Preferred stock, par value $10 per share,
   Shares authorized: 500,000; none issued and outstanding                                           -                     -
 Common stock, par value $1.50 a share
  Shares authorized: 6,666,666
  Shares issued and outstanding:
  2000 - 2,629,037; 1999 2,538,913                                                               3,944                 3,808
 Additional paid-in capital                                                                     11,053                10,579
 Retained earnings                                                                               2,945                 1,608
 Accumulated other comprehensive income (loss)                                                    (192)                 (126)
                                                                                           -----------           -----------
                                                                                                17,750                15,869
                                                                                           -----------           -----------
                                                                                              $358,015              $306,689
                                                                                           ===========           ===========

See notes to consolidated financial statements.

RESOURCE BANKSHARES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                                          Three months ended        Six months ended
                                                                                June 30                 June 30
                                                                          2000          1999       2000          1999
                                                                        (Dollars in Thousands)   (Dollars in Thousands)
Interest and dividend income
 Interest and fees on loans                                               $5,494      $4,209       $10,847     $8,216
                                                                        ---------------------------------------------
 Interest on investment securities:
    Interest and dividends on securities available for sale                  143         106           286        426
    Interest on securities held to maturity                                  541         362         1,010        374
                                                                        ---------------------------------------------
                                                                             684         468         1,296        800
                                                                        ---------------------------------------------

 Interest on federal funds sold                                               94          17           170         56
 Interest on funds advanced in settlement of mortgage loans                  411         425           623        747
                                                                        ---------------------------------------------
     Total interest income                                                 6,683       5,119        12,936      9,819
                                                                        ---------------------------------------------

Interest expense
 Interest on deposits                                                      3,924       2,603         7,484      5,103
 Interest on borrowings                                                      217         138           487        239
 Interest on capital debt securities                                         213         215           414        268
                                                                        ---------------------------------------------
     Total interest expense                                                4,354       2,956         8,385      5,610
                                                                        ---------------------------------------------

     Net interest income                                                   2,329       2,163         4,551      4,209

Provision for loan losses                                                      -           -           100          -
                                                                        ---------------------------------------------

     Net interest income after provision for loan losses                   2,329       2,163         4,451      4,209

Noninterest income
  Mortgage banking income                                                  1,902       1,543         3,409      2,745
  Service charges                                                            126         196           303        375
  Gain on sale of assets                                                      46         116           538        272
  Other                                                                        5          13             6         43
                                                                        ---------------------------------------------
                                                                           2,079       1,868         4,256      3,435
                                                                        ---------------------------------------------

Noninterest expense
  Salaries and employee benefits                                           1,955       1,856         3,788      3,219
  Occupancy expenses                                                         303         285           624        571
  Depreciation and equipment maintenance                                     257         190           482        354
  Stationery and supplies                                                    114         155           221        267
  Marketing and business development                                         121         126           213        202
  Professional fees                                                           32          39           121         71
  Outside computer services                                                  137         149           275        248
  FDIC insurance                                                              13          (1)           26         27
  Other                                                                      335         282           674        579
                                                                        ---------------------------------------------
                                                                           3,267       3,081         6,424      5,538
                                                                        ---------------------------------------------

Income before income tax                                                   1,141         950         2,283      2,106
Income tax expense                                                           341         329           689        729
                                                                        ---------------------------------------------

Net income                                                                 $ 800      $  621       $ 1,594     $1,377
                                                                        =============================================


Cash dividends declared per common share                                   $0.00      $ 0.10       $  0.10     $ 0.20
                                                                        =============================================

Basic earnings per common share                                            $0.31      $ 0.24       $  0.62     $ 0.55
                                                                        =============================================

Diluted earnings per common share                                          $0.30      $ 0.22       $  0.60     $ 0.50
                                                                        =============================================

See notes to consolidated financial statements.

RESOURCE BANKSHARES CORPORATION
STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)


Six Months Ended June 30, 2000                                               (Dollars in thousands)
                                                                                                  Accumulated
                                                                                                     Other
                                                                          Additional             Comprehensive
                                                          Common Stock      Paid-in    Retained       Income
                                                        Shares    Amount   Capital    Earnings       (Loss)       Total
                                                     -------------------------------------------------------------------
Balance, December 31, 1999                             2,538,913  $3,808     $10,579    $1,608           ($126)  $15,869

Comprehensive income:
       Net income                                                                        1,594                     1,594

Changes in unrealized appreciation
    (depreciation) on securities available
    for sale, net of reclassification
    adjustment and tax effect                                  -       -           -         -             (66)      (66)
                                                                                                                 -------
        Total comprehensive income                                                                                 1,528
                                                                                                                 -------

Proceeds from exercise of stock options                   33,332      51          49         -               -       100

Common stock issued as a result of
        business combination                              56,792      85         425                                 510

Cash dividends declared - $.10 per share                       -       -           -      (257)              -      (257)

                                                     -------------------------------------------------------------------
 Balance, June 30, 2000                                2,629,037  $3,944     $11,053    $2,945           ($192)  $17,750
                                                     ===================================================================

See notes to consolidated financial statements.

RESOURCE BANKSHARES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                   Six months ended
                                                                            June 30, 2000   June 30, 1999
Operating activities
                                                                               (Dollars in thousands)
                                                                               ----------------------
  Net income                                                                     $  1,594        $  1,377
  Adjustments to reconcile to net cash provided
   (used) by operating activities:
   Provision for losses on loans and other real estate owned                          100               -
   Provision for losses on funds advanced in settlement of
       mortgage loans                                                                  25               -
   Depreciation and amortization                                                      305             165
  Amortization of investment securities premiums, net of
       discounts                                                                       21             (28)
   Gain on sale of loans or other real estate owned                                  (160)           (272)
   Gain on disposition of premises and equipment                                      (43)              -
   Gain on sale of assets                                                            (291)              -
   Deferred loan origination fees, net of costs                                       515             438
   Changes in:
    Funds advanced in settlement of mortgage loans                                (18,993)           (309)
    Interest receivable                                                              (515)           (275)
    Interest payable                                                                  909             281
    Other assets                                                                   (2,555)           (696)
    Other liabilities                                                               2,121             153
                                                                                 --------        --------
     Net cash (used) provided by operating activities                             (16,385)            834
                                                                                 --------        --------

Investing activities:
  Proceeds from sale of real estate owned, net of costs                                 -             375
  Proceeds from sales and maturities of available-for-sale securities                 318           2,508
  Proceeds from maturities of held-to-maturity securities                              42             228
  Purchases of available-for-sale securities                                      (18,539)        (14,760)
  Purchases of held-to-maturity securities                                         (1,187)         (1,043)
  Loan originations, net of principal repayments                                   (5,408)        (34,383)
  Purchases of premises, equipment and other assets                                  (200)           (910)
                                                                                 --------        --------
     Net cash used by investing activities                                        (24,974)        (47,985)
                                                                                 --------        --------

Financing activities:
  Proceeds from exercise of stock options and warrants                                100             456
  Payments to reacquire common stock                                                    -            (309)
  Cash dividends paid                                                                (511)           (504)
  Net proceeds in FHLB advances                                                    11,231           6,600
  Net proceeds from issuance of capital debt securities                                 -           8,812
  Net increase in demand deposits,
    NOW accounts and savings accounts                                              53,127           4,970
  Net (decrease) increase in certificates of deposit                              (18,235)         27,639
                                                                                 --------        --------
     Net cash provided by financing activities                                     45,712          47,664
                                                                                 --------        --------

Increase in cash and cash equivalents                                               5,117             513
Cash and cash equivalents at beginning of period                                    7,065           8,481
                                                                                 --------        --------
Cash and cash equivalents at end of period                                       $ 12,182        $  8,994
                                                                                 ========        ========

Supplemental schedules and disclosures of cash flow information:

  Cash paid for:
    Interest on deposits and other borrowings                                    $  7,476        $  5,329
                                                                                 --------        --------
Schedule of noncash investment activities:
    Foreclosed real estate                                                              -            $375
                                                                                 --------        --------

See notes to consolidated financial statements.

During the six month period ended June 30, 2000, the Company acquired assets with a fair value of $510,000 in exchange for 56,792 shares of its common stock, in a business combination accounted for as a purchase.

                        RESOURCE BANKSHARES CORPORATION

                  Notes to Consolidated Financial Statements
                                 June 30, 2000
                                  (UNAUDITED)
                 (Dollars in thousands, except per share data)

Organization and Summary of Significant Accounting Policies

(1)  GENERAL

     Resource Bankshares Corporation, a Virginia Corporation (the "Company"), was incorporated under the laws of the Commonwealth of Virginia on February 4, 1998, primarily to serve as a holding company for Resource Bank (the "Bank").

     The consolidated financial statements of the Company include the accounts of its wholly owned subsidiary, Resource Bank and the Bank's wholly owned subsidiaries, CW and Company of Virginia and Resource Service Corporation (inactive). All significant intercompany balances and transactions have been eliminated in consolidation.

     The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q, and therefore, do not include all of the disclosures and notes required by generally accepted accounting principles. In the opinion of management, all adjustments in the normal recurring nature which are necessary for a fair presentation of the financial statements included herein have been reflected in the financial statements. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

(2)  CASH AND CASH EQUIVALENTS

     For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, interest-bearing deposits with banks, and federal funds sold.

(3)  ALLOWANCE FOR LOAN LOSSES

          Changes in the allowance for loan losses are as follows:
          Balance as of January 1, 2000              $2,686
          Provision for loan losses                     100
          Loans charged off                             (96)
          Recoveries                                    109
                                                     ------
          Balance at June 30, 2000                   $2,799
                                                     ======

(4)  NET INCOME PER SHARE

     Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised, converted into common stock or resulted in the issuance of common stock that then shares in the earnings of the entity. The average number of basic shares outstanding for the six months ended June 30, 2000, and 1999 were 2,562,576 and 2,507,857, respectively. The diluted average number of shares for the six months ended June 30, 2000 and 1999 were 2,678,864 and 2,729,199, respectively.

(5)    COMPREHENSIVE INCOME

The components of other comprehensive income and related tax effects for the six months ended June 30, 2000 and 1999 are as follows:

                                                              Six months ended
                                                            June 30,    June 30,
                                                                2000        1999

          Unrealized holding losses arising during the
          period on available-for-sale securities             ($107)      ($328)
          Tax effect                                             41         116
                                                              -----       -----
          Net-of-tax amount                                    ($66)      ($212)
                                                              =====       =====

     No reclassification adjustment was necessary as no realized gains or losses were included in net income for the period.

(6)  SUBSEQUENT EVENTS

     In July 2000, the Board of Directors of the Company declared a $0.10 per common share dividend to shareholders of record as of July 13, 2000 and to be paid July 27, 2000.

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

     The mortgage banking segment's most significant revenue and expense are non-interest income and non-interest expense, respectively. The Company's segments are reported below for the periods ended June 30, 2000 and June 30, 1999.

Selected Financial Information

                                                         Commercial and      Mortgage Banking
                                                         Other Operations    Operations          Total
                                                       --------------------------------------------------
Six Months Ended June 30, 2000:
Net interest income after provision for loan losses               $ 4,245            $   206      $ 4,451
Noninterest income                                                    847              3,409        4,256
Noninterest expense                                                (3,371)            (3,053)      (6,424)
                                                                  -------            -------      -------
Net income before income taxes                                    $ 1,721            $   562      $ 2,283
                                                                  =======            =======      =======

Six Months Ended June 30, 1999:
Net interest income after provision for loan losses               $ 4,022            $   187      $ 4,209
Noninterest income                                                    690              2,745        3,435
Noninterest expense                                                (2,602)            (2,936)      (5,538)
                                                                  -------            -------      -------
Net income before income taxes                                    $ 2,110            $    (4)     $ 2,106
                                                                  =======            =======      =======

Segment Assets

                                        Commercial       Mortgage
                                         and Other        Banking
                                        Operations      Operations     Total
                                        ------------------------------------

June 30, 2000                           $357,219         $  796     $358,015
                                        ========         ======     ========

June 30, 1999                           $281,953         $1,158     $283,111
                                        ========         ======     ========

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

     Total assets at June 30, 2000 were $358,015, up 16.7% from $306,689 at December 31, 1999, reflecting growth in securities and loans. The Company purchased $13,000 of municipal securities during the first six months of 2000. The principal components of the Company's assets at the end of the period were $42,438 in securities, $12,182 in cash and cash equivalents, $30,742 in funds advanced in settlement of mortgage loans and $257,936 in net loans. The Company's lending activities are a principal source of income.

     Total liabilities at June 30, 2000 were $340,265, up from $290,820 at December 31, 1999, with the increase represented by $34,893 (13.4%) growth in deposits and $11,231 (61.4%) in borrowed funds. Non-interest bearing demand deposits increased $3,750 or 23.6%, while interest bearing deposits increased by $31,143 or 12.7%. The Company's deposits are provided by individuals and businesses located within the communities served as well as the national market.

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

     The funds generated by the Trust Preferred Securities offering have been invested in marketable securities and were used by the Company in its stock repurchase program. The marketable securities are categorized as held-to-maturity. The Company's stock repurchase program was used during 1999 to offset the otherwise dilutive effects of stock options granted to the Company's management as employment recruitment and retention perquisites.

     In May 2000 the Company entered into a definitive agreement to sell certain assets, deposits and certain liabilities of its branch located in Reston, Virginia to Century Bancshares, Inc. for $5,000,000. The transaction is expected to close during the third quarter; however there can be no assurance that the transaction will be completed.

     On June 14, 2000, the Bank purchased CW and Company of Virginia ("CW"), a title insurance and real estate closing agency, for a purchase price of $510,000, which was paid through the issuance of common stock of the Company. CW, which trades under the name "Real Estate Investment Protection Agency," operates as a wholly owned subsidiary of the Bank.

     Total stockholders' equity at June 30, 2000 was $17,750, compared to $15,869 at December 31, 1999. The Company had net income of $1,594 for six months ended June 30, 2000 compared with net income of $1,377 for the comparable period in 1999, an increase of 15.8%. This increase is attributable to the growth in interest bearing assets, increases in the prime lending rate, and increases in mortgage banking income while maintaining expenses.

     Profitability as measured by the Company's return on average assets (ROA) was 1.0% for the six months ended June 30, 2000, down .1% from the same period of 1999. A key indicator of performance, the return on average equity (ROE) was 19.5% and 15.2% for the six months ended June 30, 2000 and 1999, respectively.

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

     Net interest income on a tax equivalent basis, before provision for loan losses, increased to $4,725 for the six months ended June 30, 2000 versus $4,209 for the same period in 1999, an increase of 8.1%. Average interest earning assets increased $69,177 from June 30, 1999 to the current period while average interest bearing liabilities increased $73,733 during the same comparative period. The yield on average interest earning assets increased 30 basis points to 8.4% at June 30, 2000 as compared to 8.1% at June 30, 1999. The yield on interest bearing liabilities increased 60 basis points to 5.8% at June 30, 2000 as compared to 5.2% at June 30, 1999.

Average Balances, Income and Expenses, Yields and Rates

The following table sets forth average balances of total interest earning assets and total interest bearing liabilities for the periods indicated, showing the average distribution of assets, liabilities, stockholders' equity and the related income, expense and corresponding weighted average yields and costs.

                                                           Three months ended                   Three months ended
                                                             June 30, 2000                        June 30, 1999
                                                      Average              Yield/    Average               Yield/
                                                      Balance   Interest  Rate (2)   Balance   Interest   Rate (2)
                                                                                             (Dollars in thousands)
                                                   -----------------------------------------------------------------
Assets
Interest-earning assets:
   Securities (1)                                    $ 37,008     $  744     8.04%  $ 22,189      $  383     6.90%
   Loans (3)                                          255,722      5,494     8.59%   206,625       4,209     8.15%
   Interest-bearing deposits                            8,650        125     5.78%     8,117         102     5.03%
   Other interest-earning assets (4)                   17,426        411     9.43%    17,929         425     9.48%
                                                   -----------------------------------------------------------------
     Total interest-earning assets                    318,806      6,774     8.50%   254,860       5,119     8.03%
Noninterest earning assets:
   Cash and due from banks                              4,678                          3,902
   Premises and equipment                               3,792                          3,773
   Other assets                                         7,924                          4,932
   Less: Allowance for loan losses                     (2,805)                        (2,407)
                                                     --------                       --------

     Total noninterest earning assets                  13,589                         10,200
                                                     --------                       --------

Total assets                                         $332,395                       $265,060
                                                     --------                       --------

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
 Interest-bearing deposits:
  Demand/Money Market Accounts                       $ 54,303     $  789     5.81%  $ 12,421      $   97     3.12%
  Savings                                              18,415        216     4.69%    23,263         266     4.57%
  Certificates of deposit                             199,730      2,919     5.85%   171,271       2,240     5.23%
                                                   -----------------------------------------------------------------
     Total interest-bearing deposits                  272,448      3,924     5.76%   206,955       2,603     5.03%

  FHLB advances and other borrowings                   14,012        217     6.19%    10,035         138     5.50%
  Capital debt securities                               9,200        213     9.26%     9,200         215     9.35%
                                                   -----------------------------------------------------------------
     Total interest-bearing liabilities               295,660      4,354     5.89%   226,190       2,956     5.23%
Noninterest-bearing liabilities:
  Demand deposits                                      16,440                         18,314
  Other liabilities                                     3,694                          2,099
                                                     --------                       --------

    Total noninterest-bearing liabilities              20,134                         20,413

Stockholders' equity                                   16,601                         18,457
                                                     --------                       --------

Total liabilities and stockholders' equity           $332,395                       $265,060
                                                     --------                       --------

Interest rate spread (1) (5)                                                 2.61%                           2.80%

Net interest income/net interest margin (1) (6)                   $2,420     3.04%                $2,163     3.39%


                                                       Six months ended               Six months ended
                                                         June 30, 2000                  June 30, 1999
                                             Average             Yield/    Average              Yield/
                                             Balance  Interest  Rate (2)   Balance   Interest  Rate (2)
                                            --------- ------------------------------------------------
Assets
Interest-earning assets:
   Securities (1)                           $ 35,032   $ 1,404     8.02%  $ 18,276     $  587     6.42%
   Loans (3)                                 255,835    10,847     8.48%   197,690      8,216     8.31%
   Interest-bearing deposits                   8,466       236     5.58%    11,113        269     4.84%
   Other interest-earning assets (4)          13,330       623     9.35%    16,407        747     9.11%
                                            ----------------------------------------------------------
     Total interest-earning assets           312,663    13,110     8.39%   243,486      9,819     8.07%
Noninterest earning assets:
   Cash and due from banks                     4,353                         3,945
   Premises and equipment                      3,819                         3,536
   Other assets                                7,662                         4,917
   Less: Allowance for loan losses            (2,767)                       (2,425)
                                            --------                      --------

     Total noninterest earning assets         13,067                         9,973
                                            --------                      --------

Total assets                                $325,730                      $253,459
                                            --------                      --------

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
 Interest-bearing deposits:
  Demand/Money Market Accounts              $ 36,878   $ 1,023     5.55%  $ 12,796     $  240     3.75%
  Savings                                     19,721       465     4.72%    22,608        532     4.71%
  Certificates of deposit                    208,155     5,996     5.76%   166,923      4,331     5.19%
                                            --------- ------------------------------------------------
     Total interest-bearing deposits         264,754     7,484     5.65%   202,327      5,103     5.04%

  FHLB advances and other borrowings          16,305       487     5.97%     8,675        239     5.51%
  Capital debt securities                      9,200       414     9.00%     5,794        268     9.25%
                                            ----------------------------------------------------------
     Total interest-bearing liabilities      290,259     8,385     5.78%   216,796      5,610     5.18%
Noninterest-bearing liabilities:
  Demand deposits                             15,767                        16,429
  Other liabilities                            3,282                         2,028
                                            --------                      --------

    Total noninterest-bearing liabilities     19,049                        18,457

Stockholders' equity                          16,422                        18,206
                                            --------                      --------

Total liabilities and stockholders' equity  $325,730                      $253,459
                                            --------                      --------

Interest rate spread (1) (5)                                      2.61%                          2.89%

Net interest income/net interest margin (1) (6)       $ 4,725     3.02%               $4,209     3.46%

(1)Tax equivalent basis. The tax equivalent adjustment to net interest income was $174 thousand and $0 for the six months ended June 30, 2000 and 1999, respectively.
(2)Yield and rate percentages are all computed through the annualization of interest income and expenses divided by average daily balances based on amortized cost.
(3)Non-accrual loans are included in the average loan balances, and income on such loans is recognized on a cash basis.
(4)Consists of funds advanced in settlement of loans.
(5)Interest spread is the average yield earned on earning assets, less the average rate incurred on interest bearing liabilities.

(6)Net interest margin is net interest income annualized, expressed as a percentage of average earning assets.

     Non-interest income increased from $3,435 for the six months ended June 30, 1999 to $4,256 for the same period in 2000. This increase was primarily attributable to increased activity in the Company's mortgage banking operations. For the six months ended June 30, 2000, mortgage banking income increased by 24.2% or $664 to $3,409 versus the same period of 1999. Mortgage banking made a significant contribution to the Company's results in the first six months of 2000. Because of the uncertainty of future loan origination volume and the future level of interest rates, there can be no assurance that the Company will realize the same level of mortgage banking income in future periods. Other non-interest income increased by $157 to $847 for the six months ending June 30, 2000 compared to the same period in 1999. Service charges declined (19.2%) while other non-interest income increased (72.7%). The gain on sale of assets includes a $291 gain which was due to the full recognition of a deferred gain on the sale of a building.

     For the six months ended June 30, 2000, the Company's non-interest expense totaled $6,424 or 16.0% higher than the same period in 1999. This increase was the result of adding full service banking operations in Chesapeake and Newport News, Virginia, as well as establishing loan production offices in Newport News and Richmond, Virginia. The largest component of non-interest expense, salaries and employee benefits, which represents 59.0% of total non-interest expense, increased 17.7% to $3,788 for the six months ended June 30, 2000 over the same period in 1999, and was primarily attributed to the opening of the new offices. Occupancy expense increased by 9.3% to $624, depreciation and equipment maintenance increased by 36.2% to $482, marketing and business development increased 5.5% to $213, and outside computer services increased by 10.9% to $275 for the six months ended June 30, 2000 over the same period in 1999.

     In establishing the allowance for loan losses, management considers a number of factors, including loan asset quality, related collateral and economic conditions prevailing during the loan's repayment. In its loan policies, management emphasizes the borrower's ability to service the debt, the borrower's general creditworthiness and the quality of collateral. The allowance for loan losses as a percentage of period-end loans was 1.1% and 1.1% at June 30, 2000 and 1999, respectively. The provisions for loan losses were $100 and $0 for the six months ended June 30, 2000 and 1999, respectively.

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

Non Performing Assets

The following table presents the Company's non performing assets for the periods set forth.


                                                        June 30      December 31
                                                           2000             1999
                                                           ----             ----
                                                          (Dollars in thousands)

Non accrual loans                                        $    661           $    473
Other real estate                                              31                 31
Loans 90 days or more past due and still
                                                         --------           --------
  accruing interest                                           248                270
                                                         --------           --------
      Total non performing assets                        $    940           $    774
                                                         ========           ========

       Total assets                                      $358,015           $306,689
                                                         ========           ========

       Total non performing assets to total assets           0.26%              0.25%
                                                         ========           ========

Summary of Loan Loss Experience

The following table presents the Company=s loan loss experience and selected loan loss ratios for the six months ended June 30, 2000 and 1999.

                                                                              Six months ended
                                                                                   June 30
                                                                             2000                     1999
                                                                             ----                     ----
                                                                             (Dollars in thousands)
Balance of allowance for loan losses
  at beginning of year                                                       $  2,686                 $  2,500

Loans charged-off:
 Commercial                                                                       (95)                     (11)
 Installment                                                                        -                       (2)
 Real Estate                                                                        -                      (84)
 Credit Cards and Other Consumer                                                   (1)                      (4)
                                                                         ------------       ------------------
 Total loans charged-off                                                          (96)                    (101)
                                                                         ------------       ------------------
Recoveries of loans previously charged off:
 Commercial                                                                       104                        1
 Installment                                                                        -                        1
 Real Estate                                                                        4                        -
 Credit Cards and Other Consumer                                                    1                        -
                                                                         ------------       ------------------
 Total recoveries                                                                 109                        2
                                                                         ------------       ------------------
Net loan (charge-offs) recoveries                                                  13                      (99)
Additions to allowance charged to expense                                         100                        -
Balance at end of period                                                     $  2,799                 $  2,401
                                                                         ============       ==================

Average loans                                                                $255,835                 $197,690

Loans at end of period                                                       $260,735                 $222,519
Selected Loan Loss Ratios:
 Net charge-offs (recoveries) during the period to average loans                -0.01%                    0.05%
 Provision for loan losses to average loans                                      0.04%                    0.00%
 Provision for loan losses to net charge-offs (recoveries) during
  the period                                                                     -769%                       0%

 Allowance for loan losses to loans at end of period                             1.07%                    1.08%

  Non-performing assets at end of period                                     $    940                 $  1,280

 Non-performing assets to total loans at end of period                           0.36%                    0.58%

  Allowance for loan losses to non-performing assets at end
   of period                                                                      298%                     188%

Interest Rate Sensitivity and Liquidity

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

     Liquidity represents the institution's ability to meet present and future financial obligations. Liquid assets include cash, interest bearing deposits with banks, federal funds sold, investments and loans maturing within one year. The Company's funding requirements are supplied from a range of traditional sources, including various types of demand deposits, money market accounts, certificates of deposit and short-term borrowings. Federal Home Loan Bank ("FHLB") advances are utilized as funding sources by the Company. At June 30, 2000, there were $18,624 in FHLB advances outstanding. The Company has a warehouse line of credit collateralized by first mortgage loans amounting to $50,000, which expires December 2, 2000. The Company has no reason to believe this arrangement will not be renewed. The Bank had $1,500 in outstanding warehouse advances at June 30, 2000 and no outstanding warehouse advances at June 30, 1999. At June 30, 1999, $7,300 was outstanding in FHLB advances outside of the warehouse line.

     The Company purchased Federal Funds from correspondent institutions in the amount of $9,407 and $6,600 at June 30, 2000 and 1999, respectively. The Company has lines of credit with other correspondent banks of $11,588 and $3,000.

     Management seeks to ensure adequate liquidity to fund loans and meet the Company's financial requirements and opportunities. To provide liquidity for current, ongoing and unanticipated needs, the Company maintains short-term interest bearing certificates of deposits, federal funds sold, and a portfolio of debt securities. The Company also structures and monitors the flow of funds from debt securities and from maturing loans. Securities are generally purchased to provide a source of liquidity. Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a net amount in a separate component of stockholders' equity until realized. Securities are composed of governmental or quasi-governmental agencies, municipal bonds, preferred stocks and bonds of corporations with investment grade ratings.

     The Company's financial position at June 30, 2000 reflects liquidity and capital levels that management believes are currently adequate to fund anticipated future business expansion. Capital ratios are in excess of required regulatory minimums for a well capitalized institution. The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance, and changing competitive conditions and economic forces. The adequacy of the Company's capital is reviewed by management on an ongoing basis. Management seeks to maintain a capital structure that will assure an adequate level of capital to support anticipated asset growth and to absorb potential losses.

     The following table presents the amounts of the Company's interest sensitive assets and liabilities that mature or reprice in the periods indicated.

                                                                                June 30, 2000
                                                                                 Maturing or
                                                                                  Repricing
                                                     --------------------------------------------------------------
                                                        Within      4-12           1 - 5          Over
                                                        ------      ----           -----          ----
                                                       3 months    Months          Years         5 Years    Total
                                                       --------    ------          -----         -------    -----
                                                                          (Dollars in thousands)
Interest-Earning Assets:
    Investment securities                              $ 10,281   $   2,898       $   8,186      $21,073    $ 42,438
    Loans                                               141,471      14,648          73,054       31,562     260,735
    Interest bearing deposits                             2,882           -               -            -       2,882
    Other interest-earning assets                        30,742           -               -            -      30,742
                                                     ---------------------------------------------------------------
Total interest-earning assets                           185,376      17,546          81,240       52,635     336,797
                                                     ---------------------------------------------------------------

Interest-Bearing Liabilities:
   Deposits
        Demand and savings (1)                           55,808           -          28,224            -      84,032
        Time deposits, $100,000 and over                  1,847       9,802           1,010            -      12,659
         Other time deposits                             55,890     100,331          22,806            -     179,027
         Other interest-bearing liabilities              24,231           -             300        5,000      29,531
         Capital debt securities                              -           -               -        9,200       9,200
                                                     ---------------------------------------------------------------
Total interest-earning liabilities                      137,776     110,133          52,340       14,200     314,449
                                                     ---------------------------------------------------------------

         Period Gap                                    $ 47,600    ($92,587)      $  28,900      $38,435    $ 22,348
                                                     ---------------------------------------------------------------

         Cumulative Gap                                $ 47,600    ($44,987)       ($16,087)     $22,348
                                                     ---------------------------------------------------

         Ratio cumulative gap to total
            interest-earning assets                       14.13%     -13.36%          -4.78%        6.64%
                                                     ---------------------------------------------------

(1) Management has determined that interest checking, money market (except those generated by e banking) and savings accounts are not sensitive to changes in related market rates and, therefore, have been placed in the 1-5 years category.

     The capital adequacy standards are based on an established minimum for Tier 1 Risk-Based Capital, Risk-Based Capital and the Tier 1 Leverage Ratio. The following table summarizes regulatory capital ratios for the Company and its subsidiary at June 30, 2000.

                                           Resource       Resource
                          Required Ratio   Bankshares       Bank
                          ---------------  -----------     ------
Tier 1 risk-based                 4.00%        8.72%       9.05%

Total risk-based                  8.00%       10.92%      10.06%

Tier 1 leverage           4.00 to 5.00%        7.18%       7.53%

     The Company and the Bank are in full compliance with all relevant regulatory capital requirements and is categorized by regulatory authorities as well capitalized.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

       Market Risk Management

     The Company's primary market risk exposure is interest rate risk. Fluctuations in interest rates will impact both the level of interest income and interest expense and the market value of the Company's interest earning assets and interest bearing liabilities. There were no material changes in the Company's market risk management strategy, as stated in the Company's 1999 annual report, during the first six months of 2000.

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings

     There are no material pending legal proceedings to which the Company is a party or of which the property of the Company is subject. The Company is party to certain nonmaterial legal proceedings occurring in the normal course of business.

Item 4.  Submission of Matters to a Vote of Security Holders

     Resource Bankshares Corporation held its 2000 Annual Meeting of Shareholders on May 25, 2000. At the Annual Meeting, the following matters were acted upon by shareholders.

1. Approval of an amendment to the Company's Articles of Incorporation to create a classified Board of Directors with staggered three year terms.


          FOR           AGAINST          ABSTAIN            BROKER NON-VOTES
          1,395,808     39,010           6,913              742,950

2. Approval of an amendment to the Company's Articles of Incorporation to provide that directors may only be removed by shareholders for cause.

          FOR           AGAINST          ABSTAIN            BROKER NON-VOTES
          1,374,915     58,900           7,916              742,950

3. Election of Directors. The following persons were elected as directors of the Company to serve a one, two, or three year term as indicated, with the votes For and Withheld indicated below:

DIRECTOR                            FOR                    WITHHELD

Class A - One Year
   Louis R. Jones                   2,170,529              13,452

   A. Russell Kirk                  2,169,655              14,325

Class B - Two Years
   Alfred E. Abiouness              2,170,529              13,452

   Elizabeth A. Twohy               2,170,529              13,452

Class C - Three Years
   John B. Bernhardt                2,170,529              13,452

   Thomas W. Hunt                   2,170,529              13,452

   Lawrence N. Smith                2,155,557              28,424

4. Ratification of the appointment of Goodman & Company, L.L.P. as the Company's independent auditors for the year ending December 31, 2000.


          FOR            AGAINST           ABSTAIN              BROKER NON-VOTES

          2,174,750      7,400             1,831                0


Item 6.  Exhibits And Reports on Form 8-K

       (a) The registrant includes herein the following exhibits.

            Exhibit No.            Item
            -----------            ----

             3                     Amended and Restated Articles of
                                   Incorporation

            27                     Financial Data Schedule

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the under-signed, thereunto duly authorized.



                        RESOURCE BANKSHARES CORPORATION


                           /s/ Lawrence N. Smith
                           --------------------------
                               Lawrence N. Smith
                      President & Chief Executive Officer
                             Date: August 11, 2000



                         /s/ Eleanor J. Whitehurst
                         -------------------------------
                             Eleanor J. Whitehurst
                Senior Vice President & Chief Financial Officer
                             Date: August 11, 2000