Form 10-Q
period 2000-09-30
RESOURCE BANKSHARES CORP
filed 2000-11-13
CIK 1065002

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000
                                              ------------------


                       Commission File Number: 000-24561
                                               ---------


                        RESOURCE BANKSHARES CORPORATION
             (Exact name of Registrant as specified in its charter)

                Virginia                               54-1904386
                --------                               ----------
      (State or other jurisdiction of       (I.R.S. Employer Identification No.)
      incorporation or organization)



              3720 Virginia Beach Blvd., Virginia Beach, VA  23452
              ----------------------------------------------------
             (Address of principal executive offices)   (Zip Code)

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

At September 30, 2000, 2,629,037 shares of Resource Bankshares Corporation's common stock, $1.50 par value, were outstanding.

                        RESOURCE BANKSHARES CORPORATION
                                   FORM 10-Q
                               SEPTEMBER 30, 2000

                                     INDEX


PART I.  FINANCIAL INFORMATION

   Item 1.    Financial Statements

              Consolidated Balance Sheets as of September 30, 2000 and
              December 31, 1999                                                          3

              Consolidated Statements of Income for the periods ended
              September 30, 2000 and 1999                                                4

              Consolidated Statement of Stockholders' Equity for the period
              ended September 30, 2000                                                   5

              Consolidated Statements of Cash Flows for the periods ended
              September 30, 2000 and 1999                                                6

              Notes to Consolidated Financial Statements                                 7

   Item 2.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                 10

   Item 3.    Quantitative and Qualitative Disclosures about Market Risks               18

PART II.  OTHER INFORMATION

   Item 1.    Legal Proceedings                                                         18

   Item 6.    Exhibits and Reports on Form 8-K                                          18

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

RESOURCE BANKSHARES CORPORATION
CONSOLIDATED BALANCE SHEETS                                                                September 30              December 31
                                                                                                   2000                     1999
                                                                                             (Unaudited)
                                                                                                (Dollars in thousands)
ASSETS
Cash and due from banks                                                                   $       6,137            $       3,482
Interest bearing deposits                                                                         3,435                    2,138
Federal funds sold                                                                                2,657                    1,445
                                                                                          -------------            -------------
                                                                                                 12,229                    7,065

Funds advanced in settlement of mortgage loans                                                   24,553                   11,774
Securities available for sale (amortized cost of $7,672 and $6,750, respectively)                 7,648                    6,659
Securities held to maturity (fair value of $61,964 and $14,385, respectively)                    62,550                   16,536
Loans, net
  Commercial                                                                                     65,813                   77,271
  Real estate - construction                                                                     68,176                   68,076
  Commercial real estate                                                                         88,713                   64,158
  Residential real estate                                                                        40,662                   41,820
  Installment and consumer loans                                                                  4,316                    4,345
                                                                                          -------------            -------------
TOTAL LOANS                                                                                     267,680                  255,670
  Allowance for loan losses                                                                      (3,726)                  (2,686)
                                                                                          -------------            -------------
NET LOANS                                                                                       263,954                  252,984

Other real estate owned                                                                               -                       31
Premises and equipment, net                                                                       2,475                    4,077
Other assets                                                                                      7,857                    5,560
Accrued interest                                                                                  2,867                    2,003
                                                                                          -------------            -------------
                                                                                          $     384,133            $     306,689
                                                                                          =============            =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Non-interest bearing                                                                    $      14,714            $      15,894
  Interest bearing                                                                              303,879                  244,575
                                                                                          -------------            -------------
TOTAL DEPOSITS                                                                                  318,593                  260,469

FHLB advances                                                                                    30,300                   18,300
Other liabilities                                                                                 4,601                    1,610
Accrued interest                                                                                  2,139                    1,241
Capital debt securities                                                                           9,200                    9,200
                                                                                          -------------            -------------
TOTAL LIABILITIES                                                                               364,833                  290,820
                                                                                          -------------            -------------

STOCKHOLDERS' EQUITY
 Preferred stock, par value $10 per share,
   Shares authorized: 500,000; none issued and outstanding                                            -                        -
 Common stock, par value $1.50 a share
  Shares authorized: 6,666,666
  Shares issued and outstanding:
  2000 - 2,629,037; 1999 2,538,913                                                                3,944                    3,808
 Additional paid-in capital                                                                      11,053                   10,579
 Retained earnings                                                                                4,495                    1,608
 Accumulated other comprehensive income (loss)                                                     (192)                    (126)
                                                                                          -------------            -------------
                                                                                                 19,300                   15,869
                                                                                          -------------            -------------
                                                                                          $     384,133            $     306,689
                                                                                          =============            =============

See notes to consolidated financial statements.

RESOURCE BANKSHARES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS                                     Three months ended             Nine months ended
(UNAUDITED)                                                                  September 30                  September 30
                                                                          2000         1999              2000        1999
                                                                       (Dollars in Thousands)         (Dollars in Thousands)
Interest and dividend income
 Interest and fees on loans                                           $  5,815      $  4,754         $ 16,662      $ 12,970
                                                                    -------------------------------------------------------
 Interest on investment securities:
    Interest and dividends on securities available for sale                164           135              449           560
    Interest on securities held to maturity                                711           296            1,723           671
                                                                    -------------------------------------------------------
                                                                           875           431            2,172         1,231
                                                                    -------------------------------------------------------

 Interest on federal funds sold                                             59             1              228            57
 Interest on funds advanced in settlement of mortgage loans                504           465            1,127         1,212
                                                                    -------------------------------------------------------
     Total interest income                                               7,253         5,651           20,189        15,470
                                                                    -------------------------------------------------------

Interest expense
 Interest on deposits                                                    4,450         2,824           11,933         7,927
 Interest on borrowings                                                    239           228              726           468
 Interest on capital debt securities                                       213           217              627           484
                                                                    -------------------------------------------------------
     Total interest expense                                              4,902         3,269           13,286         8,879
                                                                    -------------------------------------------------------

     Net interest income                                                 2,351         2,382            6,903         6,591

Provision for loan losses                                                1,000         4,667            1,100         4,667
                                                                    -------------------------------------------------------
     Net interest income (loss) after provision for loan losses          1,351        (2,285)           5,803         1,924

Noninterest income
  Mortgage banking income                                                1,795         1,631            5,203         4,375
  Service charges                                                          157           193              452           568
  Gain on sale of deposits                                               2,532             -            2,532             -
  Gain on sale of assets                                                 1,150            12            1,688           284
  Other                                                                     79            15               94            58
                                                                    -------------------------------------------------------
                                                                         5,713         1,851            9,969         5,285
                                                                    -------------------------------------------------------
Noninterest expense
  Salaries and employee benefits                                         2,373         1,920            6,160         5,139
  Occupancy expenses                                                       304           304              929           875
  Depreciation and equipment maintenance                                   260           292              742           646
  Stationery and supplies                                                   98           123              328           390
  Marketing and business development                                       124           123              337           325
  Professional fees                                                        121           135              237           206
  Outside computer services                                                126           119              386           367
  FDIC insurance                                                            35            15               61            42
  Other                                                                    935           604            1,622         1,183
                                                                    -------------------------------------------------------
                                                                         4,376         3,635           10,802         9,173
                                                                    -------------------------------------------------------

Income (loss) before income tax                                          2,687        (4,069)           4,970        (1,964)
Income tax (benefit) expense                                               874        (1,418)           1,563          (690)
                                                                    -------------------------------------------------------

Net income (loss)                                                     $  1,813      $ (2,651)        $  3,407      $ (1,274)
                                                                    =======================================================

Cash dividends declared per common share                              $   0.10      $   0.10         $   0.20      $   0.30
                                                                    =======================================================

Basic earnings (loss) per common share                                $   0.69      $  (1.04)        $   1.32      $  (0.51)
                                                                    =======================================================

Diluted earnings (loss) per common share                              $   0.66      $  (1.04)        $   1.26      $  (0.51)
                                                                    =======================================================

See notes to consolidated financial statements.

RESOURCE BANKSHARES CORPORATION
STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)


Nine Months Ended September 30, 2000                                   (Dollars in thousands)
                                                                                                        Accumulated
                                                                                                          Other
                                                                            Additional                 Comprehensive
                                                       Common Stock          Paid-in      Retained       Income
                                                     Shares      Amount      Capital      Earnings       (Loss)       Total
                                                   ---------------------------------------------------------------------------
Balance, December 31, 1999                          2,538,913    $3,808     $10,579        $1,608        ($126)       $15,869

Comprehensive income:
       Net income                                                                           3,407                       3,407

       Changes in unrealized appreciation
          (depreciation) on securities available
          for sale, net of reclassification
          adjustment and tax effect                         -         -           -             -          (66)           (66)
                                                                                                                      -------
               Total comprehensive income                                                                               3,341
                                                                                                                      -------

Proceeds from exercise of stock options                33,332        51          49             -            -            100

Common stock issued as a result of
business combination                                   56,792        85         425                                       510

Cash dividends declared - $.20 per share                    -         -           -          (520)           -           (520)
                                                   --------------------------------------------------------------------------

Balance, September 30, 2000                         2,629,037    $3,944     $11,053        $4,495        ($192)       $19,300
                                                   ==========================================================================

See notes to consolidated financial statements.

RESOURCE BANKSHARES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                                                            Nine months ended
                                                                                     Sept 30, 2000     Sept 30, 1999

                                                                                         (Dollars in thousands)
                                                                                         ---------------------
Operating activities
  Net income                                                                         $  3,407            $ (1,274)
  Adjustments to reconcile to net cash provided
   (used) by operating activities:
   Provision for losses on loans and other real estate owned                            1,100               4,667
   Provision for losses on funds advanced in settlement of
       mortgage loans                                                                      75                 275
   Depreciation and amortization                                                          493                 310
   Amortization of investment securities premiums, net of discount                        (21)                 40
   Gain on sale of loans or other real estate owned                                      (128)               (280)
   Gain on disposition of premises and equipment                                       (1,193)                 (1)
   Gain on sale of deposits                                                            (2,532)                  -
   Deposits disposed of in branch sale                                                (51,783)                  -
   Gain on sale of assets                                                                (291)                  -
   Deferred loan origination fees, net of costs                                           540                 502
   Changes in:
    Funds advanced in settlement of mortgage loans                                    (12,854)              4,397
    Interest receivable                                                                  (864)               (334)
    Interest payable                                                                      781                 375
    Other assets                                                                       (1,498)             (2,186)
    Other liabilities                                                                   3,399                 (91)
                                                                                     --------            --------
     Net cash (used) provided by operating activities                                 (61,369)              6,400
                                                                                     --------            --------

Investing activities:
  Proceeds from sale of real estate owned, net of costs                                     -                 590
  Proceeds from sales and maturities of available-for-sale securities                   5,068               2,282
  Proceeds from maturities of held-to-maturity securities                                 510                 320
  Proceeds from sale of premises and land                                               2,700                   -
  Purchases of available-for-sale securities                                          (51,048)               (647)
  Purchases of held-to-maturity securities                                             (1,614)            (14,760)
  Loan originations, net of principal repayments                                      (12,450)            (52,503)
  Purchases of premises, equipment and other assets                                      (651)             (1,059)
                                                                                     --------            --------
     Net cash used by investing activities                                            (57,485)            (65,777)
                                                                                     --------            --------

Financing activities:
  Proceeds from exercise of stock options and warrants                                    100                 495
  Payments to reacquire common stock                                                        -                (556)
  Cash dividends paid                                                                    (520)               (757)
  Net proceeds from FHLB advances                                                      12,000              15,324
  Net proceeds from issuance of capital debt securities                                     -               8,816
  Net increase in demand deposits,
  NOW accounts and savings accounts                                                    83,428               2,542
  Net increase in certificates of deposit                                              29,010              31,278
                                                                                     --------            --------
     Net cash provided by financing activities                                        124,018              57,142
                                                                                     --------            --------

Increase(decrease) in cash and cash equivalents                                         5,164              (2,235)
Cash and cash equivalents at beginning of period                                        7,065               8,481
                                                                                     --------            --------
Cash and cash equivalents at end of period                                           $ 12,229            $  6,246
                                                                                     ========            ========
Supplemental schedules and disclosures of
  cash flow information:
  Cash paid for:
    Interest on deposits and other borrowings                                        $ 11,265            $  8,505
                                                                                     --------            --------
Schedule of noncash investment activities:
    Foreclosed real estate                                                                  -            $   (590)
                                                                                     --------            --------

See notes to consolidated financial statements.


During the nine month period ended September 30, 2000, the Company acquired assets with a fair value of $510 in exchange for 56,792 shares of its common stock, in a business combination accounted for as a purchase.

                        RESOURCE BANKSHARES CORPORATION

                  Notes to Consolidated Financial Statements
                              September 30, 2000
                                  (UNAUDITED)
                 (Dollars in thousands, except per share data)

Organization and Summary of Significant Accounting Policies

(1)  GENERAL

     Resource Bankshares Corporation, a Virginia corporation (the "Company"), was incorporated under the laws of the Commonwealth of Virginia on February 4, 1998, primarily to serve as a holding company for Resource Bank (the "Bank").

     The consolidated financial statements of the Company include the accounts of its wholly owned subsidiary, Resource Bank and the Bank's wholly owned subsidiaries, CW and Company of Virginia and Resource Service Corporation. All significant intercompany balances and transactions have been eliminated in consolidation.

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


(3)  ALLOWANCE FOR LOAN LOSSES

          Changes in the allowance for loan losses are as follows:
          Balance as of January 1, 2000               $2,686
          Provision for loan losses                    1,100
          Loans charged off                             (171)
          Recoveries                                     111
                                                      ------
          Balance at September 30, 2000               $3,726
                                                      ======


(4)  NET INCOME(LOSS) PER SHARE

     Basic earnings per share excludes the potentially dilutive effect of common stock equivalents and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised, converted into common stock or resulted in the issuance of common stock that then shares in the earnings of the entity. The average number of common shares outstanding for the nine months ended September 30, 2000, and 1999 were 2,584,891 and 2,520,023, respectively. The diluted average number of shares for the nine months ended September 30, 2000 and 1999 were 2,702,537 and 2,520,023, respectively. The effect of dilutive securities was not used to compute diluted earnings per share for 1999 because the effect would have been antidilutive.

(5)  COMPREHENSIVE INCOME

The components of other comprehensive income and related tax effects for the nine months ended September 30, 2000 and 1999 are as follows:

                                                                              Nine months ended
                                                                   Sept 30, 2000              Sept 30, 1999
         Unrealized holding losses arising during the
         period on available-for-sale securities                        ($109)                    ($292)
         Tax effect                                                        43                       105
                                                                        -----                     -----
         Net-of-tax amount                                               ($66)                    ($187)
                                                                        =====                     =====

   No reclassification adjustment was necessary as no realized gains or losses were included in net income for the period.

(6)  SUBSEQUENT EVENTS

     In October 2000, the Board of Directors of the Company declared a $0.12 per common share dividend to shareholders of record as of October 12, 2000. The dividend was paid on October 26, 2000.

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

     The mortgage banking segment's most significant revenue and expense are non-interest income and non-interest expense, respectively. The Company's segments are reported below for the periods ended September 30, 2000 and September 30, 1999.

Selected Financial Information

                                                     Commercial and         Mortgage Banking
                                                     Other Operations       Operations             Total
                                                     ------------------------------------------------------
Nine Months Ended September 30, 2000:
Net interest income after provision for loan
 losses                                                   $ 5,444              $   359             $  5,803
Noninterest income                                          4,766                5,203                9,969
Noninterest expense                                        (6,126)              (4,676)             (10,802)
                                                          -------              -------             --------
Net income before income taxes                            $ 4,084              $   886             $  4,970
                                                          =======              =======             ========

Nine Months Ended September 30, 1999:
Net interest income after provision for loan
 losses                                                   $ 1,615              $   309             $  1,924
Noninterest income                                            910                4,375                5,285
Noninterest expense                                        (4,471)              (4,702)              (9,173)
                                                          -------              -------             --------
Net income (loss) before income taxes                     $(1,946)             $   (18)            $ (1,964)
                                                          =======              =======             ========

Segment Assets

                                          Commercial       Mortgage
                                          and Other        Banking
                                          Operations      Operations      Total
                                          -------------------------------------

September 30, 2000                        $383,269          $  864     $384,133
                                          ========          ======     ========

September 30, 1999                        $288,777          $1,032     $289,809
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

     In order to provide information regarding the Company's financial condition and prospectus, the Company will maintain a copy of its latest 12 month budget and 5 year financial plan in the headquarters office for any shareholder or investor to review. Both of these plans will be reviewed by Management on a quarterly basis and updated as needed.

     Total assets at September 30, 2000 were $384,133, up 25.3% from $306,689 at December 31, 1999, reflecting growth in securities and loans. The increase in total assets resulted primarily from the Company's increase in deposits including $53,457 of securities purchased during the first nine months of 2000. The principal components of the Company's assets at the end of the period were $70,198 in securities, $12,229 in cash and cash equivalents, $24,553 in funds advanced in settlement of mortgage loans and $263,954 in net loans. The Company's lending activities are a principal source of income.

     Total liabilities at September 30, 2000 were $364,833, up from $290,820 at December 31, 1999, with the increase represented by $58,124 (20%) growth in deposits and $12,000 (65.6%) in borrowed funds. Non-interest bearing demand deposits decreased $1,180 or 7.4%, while interest bearing deposits increased by $59,304 or 24.3%. The Company's deposits are provided by individuals and businesses located within the communities served as well as the national market. During the first quarter of 2000, the Company established an internet site to provide an additional service to customers. At September 30, 2000, total outstanding deposits derived from internet banking were $89,671 from customers in approximately 43 states.

     The Company raised $9,200 of additional funding in the first quarter of 1999 by issuing 368,000 Trust Preferred Securities at a price of $25.00 per Security. The Trust Preferred Securities feature a 9.25% coupon, and are classified as debt on the Company's balance sheet. In conjunction with this transaction, the Company has purchased $7,350 of non-cumulative 9.25% Preferred Stock issued by the Bank. The Preferred Stock 9.25% coupon matches the coupon of the Trust Preferred Securities. The Preferred Stock, issued by Resource Bank, qualifies as Tier 1 capital for regulatory purposes. This additional Tier 1 capital provides the Bank with an increased loans to one borrower limitation, and the ability to continue to grow its balance sheet while maintaining its well capitalized status.

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

     On June 14, 2000, the Bank purchased CW and Company of Virginia ("CW"), a title insurance and real estate closing agency, for a purchase price of $510, which was paid through the issuance of common stock of the Company. CW, which trades under the name "Real Estate Investment Protection Agency," operates as a wholly owned subsidiary of the Bank.

     On August 15, 2000, Resource Service Corporation entered into a joint venture with Financial Planners Mortgage Company, Inc. and formed a partnership titled Financial Planners Mortgage, LLP. The partnership will participate in real estate settlement activities.

     On August 25, 2000, the Company sold certain assets, deposits and certain liabilities of its branch located in Reston, Virginia to Century Bankshares, Inc. The Company received $4,566 for the deposit accounts, branch building and related assets.

     Total stockholders' equity at September 30, 2000 was $19,300, compared to $15,869 at December 31, 1999. The Company had net income of $3,407 for the nine months ended September 30, 2000 compared with a net loss of $1,274 for the comparable period in 1999. During the third quarter of 2000, the Company sold a banking branch in Reston, Virginia as well as the furniture and equipment associated with the branch. During the quarter, the Company also sold a parcel of real estate acquired with the property on which the Bank intends to build its Northern Virginia headquarters. During the third quarter of 1999, the Company incurred an operating loss related to a one time loan loss provision. This loan loss provision occurred as a result of a significant credit loss and exiting the asset-based lending business.

     Excluding nonrecurring transactions for both years, the core earnings of the Company would have been approximately $739, or $0.27 per diluted share, for the third quarter 2000 as compared to approximately $624, or $0.23 per diluted share, for the same period in 1999. Core earnings for the nine months ended September 30, 2000 would have been approximately $2,333, or $.086 per diluted share as compared to approximately $2,001, or $0.73 per diluted share, for the nine months ended September 30, 1999. Core earnings increased 18.5% for the quarter ending September 30, 2000 over the prior year and 16.6% for the nine months over the prior year.

     Profitability as measured by the Company's return on average assets (ROA) was 1.4% for the nine months ended September 30, 2000, as compared to (.6%) for the same period of 1999. A key indicator of performance, the return on average equity (ROE) was 26.7% and (9.3%) for the nine months ended September 30, 2000 and 1999, respectively.

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

     Net interest income on a tax equivalent basis, before provision for loan losses, increased to $7,175 for the nine months ended September 30, 2000 versus $6,591 for the same period in 1999, an increase of 8.9%. Average interest earning assets increased $66,389 from September 30, 1999 to the current period while average interest bearing liabilities increased $69,980 during the same comparative period. The yield on average interest earning assets increased 40 basis points to 8.5% at September 30, 2000 as compared to 8.1% at September 30, 1999. The cost of interest bearing liabilities increased 80 basis points to 6% at September 30, 2000 as compared to 5.2% at September 30, 1999.

Average Balances, Income and Expenses, Yields and Rates

The following table sets forth average balances of total interest earning assets and total interest bearing liabilities for the periods indicated, showing the average distribution of assets, liabilities, stockholders' equity and the related income, expense and corresponding weighted average yields and costs.

                                                            Three months ended                     Three months ended
                                                            September 30, 2000                      September 30, 2000
                                                      Average                Yield/         Average                  Yield/
                                                      Balance    Interest    Rate (2)       Balance      Interest    Rate (2)
                                                                                   (Dollars in thousands)
                                                     ------------------------------------------------------------------------
Assets
Interest-earning assets:
   Securities (1)                                   $ 44,051        $  973     8.84%        $ 22,524     $  390       6.93%
   Loans (3)                                         264,148         5,815     8.81%         230,470      4,754       8.25%
   Interest-bearing deposits                           7,622            59     3.10%           3,021         42       5.56%
   Other interest-earning assets (4)                  21,226           504     9.50%          19,504        465       9.54%
                                                   -------------------------------------------------------------------------
     Total interest-earning assets                   337,047         7,351     8.72%         275,519      5,651       8.20%
Noninterest earning assets:
   Cash and due from banks                             5,328                                   4,555
   Premises and equipment                              3,239                                   3,936
   Other assets                                        9,783                                   5,272
   Less: Allowance for loan losses                    (3,117)                                 (2,292)
                                                    --------                                --------

     Total noninterest earning assets                 15,233                                  11,471
                                                    --------                                --------

Total assets                                        $352,280                                $286,990
                                                    --------                                --------

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
 Interest-bearing deposits:
  Demand/Money Market Accounts                      $ 79,364        $1,215     6.12%        $ 12,247     $  101       3.30%
  Savings                                             11,859           135     4.55%          23,588        269       4.56%
  Certificates of deposit                            195,320         3,100     6.35%         186,507      2,454       5.26%
                                                   -------------------------------------------------------------------------
     Total interest-bearing deposits                 286,543         4,450     6.21%         222,342      2,824       5.08%

  FHLB advances and other borrowings                  15,122           239     6.32%          16,389        228       5.56%
  Capital debt securities                              9,200           213     9.26%           9,200        217       9.43%
                                                   -------------------------------------------------------------------------
     Total interest-bearing liabilities              310,865         4,902     6.31%         247,931      3,269       5.27%
Noninterest-bearing liabilities:
  Demand deposits                                     17,709                                  17,996
  Other liabilities                                    5,579                                   2,355
                                                    --------                                --------

    Total noninterest-bearing liabilities             23,288                                  20,351

Stockholders' equity                                  18,127                                  18,708
                                                    --------                                --------
Total liabilities and stockholders' equity          $352,280                                $286,990
                                                    --------                                --------

Interest rate spread (1) (5)                                                   2.41%                                  2.93%

Net interest income/net interest margin (1) (6)                     $2,449     2.91%                     $2,382       3.46%

                                                             Nine months ended                      Nine months ended
                                                            September 30, 2000                     September 30, 1999
                                                            Average                  Yield/        Average                 Yield/
                                                            Balance      Interest    Rate (2)      Balance     Interest    Rate (2)
                                                            -----------------------------------------------------------------------
Assets
Interest-earning assets:
   Securities (1)                                           $ 37,904      $ 2,444     8.60%         $ 19,728    $   977     6.60%
   Loans (3)                                                 258,626       16,662     8.59%          208,968     12,970     8.28%
   Interest-bearing deposits                                   8,183          228     3.72%            8,385        311     4.95%
   Other interest-earning assets (4)                          15,981        1,127     9.40%           17,224      1,212     9.38%
                                                            ---------------------------------------------------------------------
     Total interest-earning assets                           320,694       20,461     8.51%          254,305     15,470     8.11%
Noninterest earning assets:
   Cash and due from banks                                     4,683                                   4,151
   Premises and equipment                                      3,625                                   3,671
   Other assets                                                8,530                                   5,038
   Less: Allowance for loan losses                            (2,885)                                 (2,380)
                                                            --------                                --------

     Total noninterest earning assets                         13,953                                  10,480
                                                            --------                                --------

Total assets                                                $334,647                                $264,785
                                                            --------                                --------

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
 Interest-bearing deposits:
  Demand/Money Market Accounts                              $ 51,335      $ 2,202     5.72%         $ 12,746    $   307     3.21%
  Savings                                                     17,469          577     4.40%           22,770        778     4.56%
  Certificates of deposit                                    202,881        9,154     6.02%          173,057      6,842     5.27%
                                                            ---------------------------------------------------------------------
     Total interest-bearing deposits                         271,685       11,933     5.86%          208,573      7,927     5.07%

  FHLB advances and other borrowings                          15,908          726     6.08%           11,275        468     5.53%
  Capital debt securities                                      9,200          627     9.09%            6,965        484     9.27%
                                                            ---------------------------------------------------------------------
     Total interest-bearing liabilities                      296,793       13,286     5.97%          226,813      8,879     5.22%
Noninterest-bearing liabilities:
  Demand deposits                                             16,905                                  17,455
  Other liabilities                                            3,954                                   2,114
                                                            --------                                --------

    Total noninterest-bearing liabilities                     20,859                                  19,569

Stockholders' equity                                          16,995                                  18,403
                                                            --------                                --------
Total liabilities and stockholders' equity                  $334,647                                $264,785
                                                            --------                                --------

Interest rate spread (1) (5)                                                          2.54%                                 2.89%

Net interest income/net interest margin (1) (6)                            $ 7,175    2.98%                     $ 6,591     3.46%

(1) Tax equivalent basis. The tax equivalent adjustment to net interest income was $272 thousand and $0 for the nine months ended September 30, 2000 and 1999, respectively.
(2) Yield and rate percentages are all computed through the annualization of interest income and expenses divided by average daily balances based on amortized cost.
(3) Non-accrual loans are included in the average loan balances, and income on such loans is recognized on a cash basis.
(4)  Consists of funds advanced in settlement of loans.
(5) Interest spread is the average yield earned on earning assets, less the average rate incurred on interest bearing liabilities.
(6) Net interest margin is net interest income annualized, expressed as a percentage of average earning assets.

     Non-interest income increased from $5,285 for the nine months ended September 30, 1999 to $9,969 for the same period in 2000. This increase was primarily attributable to increased activity in the Company's mortgage banking operations, and the gain on sale of the branch in Reston. For the nine months ended September 30, 2000, mortgage banking income increased by 18.9% or $828 to $5,203 versus the same period of 1999. Mortgage banking made a significant contribution to the Company's results in the first nine months of 2000. Because of the uncertainty of future loan origination volume and the future level of interest rates, there can be no assurance that the Company will realize the same level of mortgage banking income in future periods. Other non-interest income increased by $3,856 to $4,766 for the nine months ending September 30, 2000 compared to the same period in 1999. Service charges declined $116 while other non-interest income increased by $3,972. The gain on sale of assets includes a $530 gain on furniture and equipment associated with the branch sale and a $620 gain on the disposition of a parcel of land. The gain on the sale of deposits with the branch sale amounted to $2,532.

     For the nine months ended September 30, 2000, the Company's non-interest expense totaled $10,802 or 17.8% higher than the same period in 1999. This increase was the result of adding full service banking operations in Chesapeake and Newport News, Virginia, as well as establishing loan production offices in Newport News and Richmond, Virginia. The largest component of non-interest expense, salaries and employee benefits, which represents 57.0% of total non-interest expense, increased 19.9% to $6,160 for the nine months ended September 30, 2000 over the same period in 1999, and was primarily attributed to the opening of the new offices. Other non-interest expenses increased by $608, or 15.1% over the same period in 1999. This increase was due primarily to a $500 write down in value of an other asset held by the Company.

     In establishing the allowance for loan losses, management considers a number of factors, including loan asset quality, related collateral and economic conditions prevailing during the loan's repayment. In its loan policies, management emphasizes the borrower's ability to service the debt, the borrower's general creditworthiness and the quality of collateral. The allowance for loan losses as a percentage of period-end loans was 1.4% and 1.6% at September 30, 2000 and 1999, respectively. The provisions for loan losses were $1,100 and $4,667 for the nine months ended September 30, 2000 and 1999, respectively.

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

Non-Performing Assets

The following table presents the Company's non-performing assets for the periods set forth.


                                                             September 30        December 31
                                                                     2000               1999
                                                                     ----               ----
                                                                 (Dollars in thousands)
Non accrual loans                                                $  1,028           $    473
Other real estate                                                       -                 31
Loans 90 days or more past due and still
  accruing interest                                                   327                270
                                                                 --------           --------
      Total non-performing assets                                $  1,355           $    774
                                                                 ========           ========

       Total assets                                              $384,133           $306,689
                                                                 ========           ========

       Total non-performing assets to total assets                   0.35%              0.25%
                                                                 ========           ========

Summary of Loan Loss Experience

The following table presents the Company's loan loss experience and selected loan loss ratios for the nine months ended September 30, 2000 and 1999.

                                                                                 Nine months ended
                                                                                   September 30
                                                                                 2000          1999
                                                                                 ----          ----
                                                                              (Dollars in thousands)
Balance of allowance for loan losses
  at beginning of year                                                        $  2,686        $  2,500

Loans charged-off:
 Commercial                                                                       (170)         (3,358)
 Installment                                                                         -              (2)
 Real Estate                                                                         -             (84)
 Credit Cards and Other Consumer                                                    (1)             (4)
                                                                              --------        --------
 Total loans charged-off                                                          (171)         (3,448)
                                                                              --------        --------
Recoveries of loans previously charged off:
 Commercial                                                                        105               1
 Installment                                                                         -               1
 Real Estate                                                                         5               -
 Credit Cards and Other Consumer                                                     1               2
                                                                              --------        --------
 Total recoveries                                                                  111               4
                                                                              --------        --------
Net loan (charge-offs) recoveries                                                  (60)         (3,444)
Additions to allowance charged to expense                                        1,100           4,667
Balance at end of period                                                      $  3,726        $  3,723
                                                                              ========        ========

Average loans                                                                 $258,626        $208,968

Loans at end of period                                                        $267,680        $237,230
Selected Loan Loss Ratios:
 Net charge-offs (recoveries) during the period to average loans                  0.02%           1.65%
 Provision for loan losses to average loans                                       0.43%           2.23%
 Provision for loan losses to net charge-offs (recoveries) during
  the period                                                                   1833.33%            136%

 Allowance for loan losses to loans at end of period                              1.39%           1.57%

  Non-performing assets at end of period                                      $  1,355        $  2,472

 Non-performing assets to total loans at end of period                            0.51%           1.04%

  Allowance for loan losses to non-performing assets at end
   of period                                                                       275%            151%

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

     Liquidity represents the institution's ability to meet present and future financial obligations. Liquid assets include cash, interest bearing deposits with banks, federal funds sold, investments and loans maturing within one year. The Company's funding requirements are supplied from a range of traditional sources, including various types of demand deposits, money market accounts, certificates of deposit and short-term borrowings. Federal Home Loan Bank ("FHLB") advances are utilized as funding sources by the Company. At September 30, 2000, there were $30,300 in FHLB advances outstanding against credit availability of $64,210. The Company also has a warehouse line of credit collateralized by first mortgage loans amounting to $50,000 which expires December 2, 2000. The Company has no reason to believe this arrangement will not be renewed. The Bank had no outstanding warehouse advances at September 30, 2000 and no outstanding warehouse advances at September 30, 1999. At September 30, 1999, $14,703 was outstanding in FHLB advances outside of the warehouse line.

     The Company purchased Federal Funds from correspondent institutions in the amount of $0 and $7,921 at September 30, 2000 and 1999, respectively. The Company has lines of credit with other correspondent banks of $11,588 and $3,000 which are also used as a source of liquidity. The Company has approximately $129,000 in total available credit with $30,300 in FHLB advances outstanding at September 30, 2000 leaving approximately $98,700 in borrowing capacity.

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

     The Company's financial position at September 30, 2000 reflects liquidity and capital levels that management believes are currently adequate to fund anticipated future business expansion. Capital ratios are in excess of required regulatory minimums for a well capitalized institution. The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance, and changing competitive conditions and economic forces. The adequacy of the Company's capital is reviewed by management on an ongoing basis. Management seeks to maintain a capital structure that will assure an adequate level of capital to support anticipated asset growth and to absorb potential losses.

     The following table presents the amounts of the Company's interest sensitive assets and liabilities that mature or reprice in the periods indicated.

                                                                                 Sept 30, 2000
                                                                                  Maturing or
                                                                                   Repricing
                                                ----------------------------------------------------------------------------------
                                                   Within              4-12             1 - 5              Over
                                                   ------              ----             -----              ----
                                                 3 months            Months             Years           5 Years            Total
                                                 --------            ------             -----           -------            -----
                                                                         (Dollars in thousands)
Interest-Earning Assets:
    Investment securities                        $ 28,848         $   11,548            $10,945          $18,857          $ 70,198
    Loans                                         144,742             15,904             77,848           29,186           267,680
    Interest bearing deposits                       6,092                  -                  -                -             6,092
    Other interest-earning assets                  24,553                  -                  -                -            24,553
                                        ------------------------------------------------------------------------------------------
Total interest-earning assets                     204,235             27,452             88,793           48,043           368,523
                                        ------------------------------------------------------------------------------------------

Interest-Bearing Liabilities:
   Deposits
        Demand and savings (1)                     83,112                  -             17,907                -           101,019
        Time deposits, $100,000 and over            1,591              3,709                689                -             5,989
         Other time deposits                       58,536            131,582              6,703               50           196,871
         Other interest-bearing
          liabilities                                   -                  -                300           30,000            30,300
         Capital debt securities                        -                  -                  -            9,200             9,200
                                        ------------------------------------------------------------------------------------------
Total interest-earning liabilities                143,239            135,291             25,599           39,250           343,379
                                        ------------------------------------------------------------------------------------------

         Period Gap                              $ 60,996          ($107,839)           $63,194          $ 8,793          $ 25,144
                                        ------------------------------------------------------------------------------------------

         Cumulative Gap                          $ 60,996           ($46,843)           $16,351          $25,144
                                        ------------------------------------------------------------------------

         Ratio cumulative gap to total
            interest-earning assets                 16.55%            -12.71%              4.44%            6.82%
                                        ------------------------------------------------------------------------

(1) Management has determined that interest checking, money market (except those generated by e-banking) and savings accounts are not sensitive to changes in related market rates and, therefore, have been placed in the 1-5 years category.

     The capital adequacy standards are based on an established minimum for Tier 1 Risk-Based Capital, Risk-Based Capital and the Tier 1 Leverage Ratio. The following table summarizes regulatory capital ratios for the Company and its subsidiary at September 30, 2000.

                                                   Resource    Resource
                               Required Ratio    Bankshares      Bank
                               ---------------   -----------   --------

          Tier 1 risk-based              4.00%        9.04%       9.23%

          Total risk-based               8.00%       11.22%      10.49%

          Tier 1 leverage        4.00 to 5.00%        7.36%       7.50%


     The Company and the Bank are in full compliance with all relevant regulatory capital requirements and are categorized by regulatory authorities as well capitalized.

     The effect of changing prices on financial institutions is typically different from other industries as the Company's assets and liabilities are monetary in nature. Interest rates are significantly impacted by inflation, but neither the timing nor the magnitude of the changes are directly related to price level indices. Impacts of inflation on interest rates, loan demand and deposits are reflected in the Company's financial statements. Management believes that the mortgage banking operations provide somewhat of a natural interest rate hedge. When interest rates decline, the Company's earnings will be negatively impacted but the mortgage operation's volume should increase. The reverse should occur in rising interest rate markets.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

         Market Risk Management

     The Company's primary market risk exposure is interest rate risk. Fluctuations in interest rates will impact both the level of interest income and interest expense and the market value of the Company's interest earning assets and interest bearing liabilities. There were no material changes in the Company's market risk management strategy, as stated in the Company's 1999 annual report, during the first nine months of 2000.

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



                        RESOURCE BANKSHARES CORPORATION


                           /s/ Lawrence N. Smith
                           --------------------------
                               Lawrence N. Smith
                      President & Chief Executive Officer
                            Date: November 10, 2000



                         /s/ Eleanor J. Whitehurst
                           --------------------------
                             Eleanor J. Whitehurst
                Senior Vice President & Chief Financial Officer
                            Date: November 10, 2000