Form 10-K
period 2000-12-31
RESOURCE BANKSHARES CORP
filed 2001-03-29
CIK 1065002

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                     of 1934

                   For the fiscal year ended December 31, 2000


[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                        Commission file number: 000-24561

                         RESOURCE BANKSHARES CORPORATION
                         -------------------------------
             (Exact name of Registrant as specified in its charter)



           Virginia                                        54-1904386
           --------                                        ----------
 (State or other jurisdiction of                         (IRS Employer
incorporation or organization)                          Identification No.)


      3720 Virginia Beach Blvd., Virginia Beach, Virginia          23452
      --------------------------------------------------------------------
     (Address of principal executive offices)                  (Zip Code)

        Registrant's telephone number, including area code: 757-463-2265
                                                           -------------

        Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: Common Stock,
                                $1.50 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates of the registrant based on the closing sale price on February 23, 2001 as reported in The Wall Street Journal, was $34,244,166. For the purpose of the foregoing calculation only, directors and executive officers of the registrant have been deemed affiliates.

The number of shares outstanding of the registrant's common stock as of February 23, 2001: 2,615,214.

                      Documents Incorporated by Reference

In accordance with General Instruction G(3) of Form 10-K, the information called for in Part III is incorporated by reference from the Company's Proxy Statement to be filed no later than April 30, 2001, in connection with the Company's 2001 Annual Meeting of Shareholders.

                               TABLE OF CONTENTS


PART I......................................................................   3

     Item 1.  Business......................................................   3
     Item 2.  Properties....................................................  18
     Item 3.  Legal Proceedings.............................................  18
     Item 4.  Submission of Matters to a Vote of Security Holders...........  19

PART II.....................................................................  20

     Item 5.  Market for Registrants Common Stock and Related Stockholder
               Matters......................................................  20
     Item 6.  Selected Consolidated Financial Data..........................  21
     Item 7.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations....................................  23
     Item 7a. Quantitative and Qualitative Disclosures about Market Risk....  27
     Item 8.  Financial Statements and Supplementary Data...................  28
     Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....................................  28

PART III....................................................................  29

     Item 10. Directors and Executive Officers of the Registrant............  29
     Item 11. Executive Compensation........................................  29
     Item 12. Security Ownership of Certain Beneficial Owners and
               Management...................................................  29
     Item 13. Certain Relationships and Related Transactions................  29

PART IV.....................................................................  29

     Item 14. Exhibits, Financial Statements, Schedules and Reports of
               Form 8-K.....................................................  29

PART I

     In addition to historical information, the following discussion contains forward looking statements that are subject to risks and uncertainties that could cause the Company's actual results to differ materially from those anticipated. These forward looking statements include, but are not limited to, statements regarding the Company's management of credit risk, credit policies generally, allowances for loan losses, and the affect of interest rates on the Company's profitability. Several factors, including the local and national economy and the demand for residential mortgage loans, could have a material affect on the Company's anticipated results. Readers are cautioned not to place undue reliance on these forward looking statements, which reflect management's analysis only as of the date of this document.

Item 1.  Business
-------  --------

     Resource Bankshares Corporation (the "Company"), a Virginia corporation, was established in 1998 and is headquartered in Virginia Beach, Virginia. The Company was capitalized as the result of a two for one share exchange with Resource Bank (the "Bank"), a Virginia state chartered bank. In the share exchange, the shareholders of the Bank exchanged each of their shares of Bank common stock for two shares of the Company's common stock, and the Bank became a wholly owned subsidiary of the Company. The Company conducts virtually all of its business through the Bank. In this Form 10-K, the term "Company" refers to Resource Bankshares Corporation and Resource Bank collectively, unless the context otherwise requires.

     The Bank opened for business September 1, 1988. After four years of initial losses the Bank was recapitalized, and a new management team and new Board of Directors took control January 1, 1993. Headquartered in Virginia Beach, the Bank operates four full service banking offices - one each in Virginia Beach, Chesapeake, Newport News, and Herndon, Virginia. The Bank acquired two branches, Herndon and Reston in December 1997 when Eastern American Bank, FSB (Eastern American) merged with the Bank. The Reston branch was sold during the third quarter of 2000. All bank branches operate under the name Resource Bank. Prior to the acquisition, the Bank operated only one banking office in Virginia Beach. The branch location in Chesapeake, Virginia opened during the second quarter of 1999 and the Newport News, Virginia branch opened during the first quarter of 2000. The Bank also began offering online banking services, providing customers with the ability to conduct banking business via a personal computer or other secure browser-enabled device 24 hours per day through its Internet site, during the first quarter of 2000.

     The Bank serves customers throughout Virginia, providing banking services primarily to individuals and businesses located in Hampton Roads in southeast Virginia, Fairfax County in northern Virginia and a loan production office in the greater Richmond metropolitan area. The Bank markets its services to consumers, small to medium sized businesses and professional people and emphasizes personal relationship banking. A full range of services is offered including checking and savings accounts, certificates of deposit and charge cards, as well as services typically associated with larger banks, such as sweep account capacity, automatic reconcilement, and corporate credit cards. The Bank is a Preferred Lender under the Small Business Administration (SBA) program in both the Richmond, Virginia and Washington, DC SBA districts and ranked number three in loan volume (32 loans totaling $5.1 million) in the Richmond district in fiscal year 2000.

     The Bank's mortgage division originates residential one to four family unit mortgage loans and sells them to investors in the national secondary market. During 2000, the Bank originated and sold mortgage loans in excess of $326 million. The mortgage division originates loans from the four bank locations as well as from its mortgage offices in Virginia Beach, Richmond, Chesapeake, Newport News, Reston, Virginia and Bowie, MD. Additionally, the Bank originates loans throughout the southwestern United States through its wholesale operations, as well as through its participation in a limited liability company specializing in relocation services. Mortgage closing and shipping operations are conducted at the mortgage division office in Virginia Beach, Virginia.

     During June 2000, the Bank purchased CW and Company of Virginia ("CW"), a title abstract and real estate closing agency. CW, which trades under the name "Real Estate Investment Protection Agency," operates as a wholly owned subsidiary of the Bank.

     During August 2000, Resource Service Corporation, a wholly owned subsidiary of the Bank, entered into a joint venture with Financial Planners Mortgage Company, Inc. and formed a partnership titled Financial Planners Mortgage, LLP. The partnership participates in residential one to four family mortgage loan production.

     The Bank purchased a commercial mortgage company during the first quarter of 2001. Atlantic Mortgage & Investment Company ("Atlantic Mortgage") was purchased from Progress Realty Advisors, Inc., a Pennsylvania corporation, and operates as a division of Resource Bank. Atlantic Mortgage specializes in commercial mortgage originations, placements and servicing primarily along the Atlantic coast, with offices in Richmond and Chesapeake, Virginia and Raleigh, North Carolina.

     During the first quarter of 2001 the Bank also purchased First Jefferson Mortgage Corporation ("First Jefferson"), a Virginia based mortgage loan origination company. First Jefferson's business and operations have been integrated into Resource Mortgage, a division of Resource Bank. The purchase of First Jefferson added offices in Fort Lauderdale and Jacksonville, Florida and Roanoke, Virginia, as well as in the Hampton Roads and Richmond areas. First Jefferson closed over $250 million mortgage loans in 2000.

  Average Balances, Interest Income and Expenses, and Average Yields and Rates

The following table sets forth average balances of total interest earning assets and total interest bearing liabilities for the periods indicated, showing the average distribution of assets, liabilities, stockholders' equity and the related income, expense and corresponding weighted-average yields and costs.



                                                                     Year ended December 31
                                                                -------------------------------
                                             2000                              1999                             1998
                              --------------------------------  --------------------------------  ----------------------------------
                                 Average    Income/   Yield/       Average    Income/   Yield/      Average     Income/   Yield/
                               Balance(1)   Expense   Rate(2)    Balance(1)   Expense   Rate(2)    Balance(1)   Expense   Rate(2)
                              --------------------------------  --------------------------------  ----------------------------------
                                                                      (Dollars in thousands)
Assets

Interest Earning Assets:

  Securities (3)                 $ 48,012    3,870     8.06%     $ 21,791     1,468      6.74%      $ 12,386   $   712      5.75%
  Loans (4)                       263,110   22,821     8.67%      217,598    18,072      8.31%       168,271    15,352      9.12%

  Interest bearing deposits in
     other banks                    8,487      537     6.33%        5,974       293      4.90%        11,870       623      5.25%

  Other earning assets (5)         16,227    1,561     9.62%       16,118     1,548      9.60%        39,934     3,059      7.66%
                                   ------    -----     -----       ------     -----      -----        ------     -----      -----
    Total interest earning
    assets                        335,836   28,789     8.57%      261,481    21,381      8.18%       232,461    19,746      8.49%

Non-interest earning assets:
  Cash and due from banks           5,025                           4,280                              3,027

  Premises and equipment            3,392                           3,717                              3,286

  Other assets                      8,828                           5,644                              4,669

  Less: Allowance for loan
     losses                        (3,083)                         (2,606)                            (2,775)
                                   -------                         -------                            -------
     Total non-interest earning
     assets                        14,162                          11,035                              8,207
                                   ------                          ------                              -----

       Total Assets...........   $349,998                        $272,516                           $240,668
                                 ========                        ========                           ========

Liabilities and Stockholders'
Equity

Interest Bearing Liabilities:

  Interest bearing deposits:

     Demand/MMDA accounts        $ 67,844    4,053     5.97%     $ 12,362       410      3.32%      $ 11,437       384      3.36%

     Savings                       14,618      631     4.32%       22,943     1,034      4.51%        19,334       916      4.74%

     Certificates of deposit      200,137   12,296     6.14%      180,764     9,593      5.31%       158,740     9,016      5.68%
                                 --------   ------     -----      -------     -----      -----       -------     -----      -----

       Total interest bearing
          deposits                282,599   16,980     6.01%      216,069    11,037      5.11%       189,511    10,316      5.44%

     FHLB advances and other
       borrowings                  19,625    1,156     5.89%       12,506       697      5.57%        17,806     1,020      5.73%

     Capital debt securities        9,200      839     9.12%        7,528       702      9.33%             -         -          -
                                    -----      ---     -----        -----       ---      -----             -         -          -

       Total interest bearing
         liabilities              311,424   18,975     6.09%      236,103    12,436      5.27%       207,317    11,336      5.47%

Non-interest bearing
 liabilities:

  Demand deposits                  16,407                          16,541                             13,565

  Other liabilities                 4,623                           2,139                              3,037
                                    -----                           -----                              -----

     Total liabilities             21,030                          18,680                             16,602


Stockholders' equity               17,544                          17,733                             16,749
                                   ------                          ------                             ------

     Total liabilities and       $349,998                        $272,516                           $240,668
       stockholders' equity      ========                        ========                           ========

Interest spread (6)                                    2.48%                             2.91%                              3.02%

Net interest income/net
interest margin (7)                        $ 9,814     2.92%               $  8,945     3.42%                  $ 8,410      3.62%

(1) Average balances are computed on daily balances and Management believes such balances are representative of the operations of the Company.
(2) Yield and rate percentages are all computed through the annualization of interest income and expenses versus the average balance of their respective accounts.
(3) Tax equivalent basis. The tax equivalent adjustment to net interest income was $377 thousand, $0 and $0 for the years ended December 31, 2000, 1999 and 1998, respectively.
(4) Non-accrual loans are included in the average loan balances, and income on such loans is recognized on a cash basis.
(5)  Consists of funds advanced in settlement of loans.
(6) Interest spread is the average yield earned on earning assets, less the average rate incurred on interest bearing liabilities.
(7) Net interest margin is net interest income, expressed as a percentage of average earning assets.

     As the largest component of income, net interest income represents the amount that interest and fees earned on loans and investments exceeds the interest costs of funds used to support these earning assets. Net interest income is determined by the relative levels, rates and mix of earning assets and interest-bearing liabilities.

     For the year ended December 31, 2000, net interest income was $9.44 million, an increase of approximately $492 thousand, or 5.5% over $8.95 million for the same period in 1999. Average interest earning assets increased $74.4 million from 1999 to 2000 while average interest bearing liabilities increased $75.3 million. The yield on average interest earning assets for the year ended December 31, 2000 was 8.57% compared with 8.18% for the comparable 1999 period. The 2000 yield on loans was 8.67% compared to 8.31% in 1999. The cost on average interest bearing liabilities increased eighty two basis points during 2000 to 6.09%, compared to 5.27% during 1999.

     Net interest income for the year-ended December 31, 1999 increased 6.4%, or $536 thousand over 1998. Average interest earning assets increased $29.0 million from 1998 to 1999 while average interest bearing liabilities increased $28.8 million. The yield on average interest earning assets for the year ended December 31, 1999 was 8.18% compared with 8.49% for the comparable 1998 period. The 1999 yield on loans was 8.31%, compared to 9.12% in 1998. The cost on average interest bearing liabilities decreased twenty basis points during 1999 to 5.27%, compared to 5.47% during 1998.

     The Company's net interest margin is sensitive to the loan origination volume of the mortgage banking division. All loans originated by the mortgage banking division are sold, servicing released, in the secondary mortgage market. Each mortgage loan originated is sold when the borrower locks-in the interest rate on the loan. When the volume of mortgage loan originations increases, typically in a declining interest rate environment, "funds advanced in settlement of mortgage loans" increase. This balance sheet item represents funds advanced to close mortgage loans, pending delivery of the loans to the loan purchaser. Until a mortgage loan is transferred to the purchaser, the Company receives interest on the loan at the note rate. Funds advanced in settlement of mortgage loans are financed to a large extent with short term Federal Home Loan Bank borrowings and short term certificates of deposit. While such funds advanced contribute to net interest income, the interest rate spread on this item is not as great as the spread on the commercial loan portfolio, which normally carries a higher interest yield and is financed with lower cost deposits. Thus, as funds advanced in settlement of mortgage loans increase, the interest spread and the net interest margin decrease. The average balance of funds advanced in settlement of mortgage loans was $16.2 million for the year ended December 31, 2000, compared to $16.1 million in the year ended December 31, 1999 and $39.9 million in the year ended December 31, 1998.

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

     During the period of June 1999 through March 2000, the Federal Reserve Bank increased interest rates five times, raising short term rates by 125 basis points during this period. During the period of April 2000 through December 2000, the Federal Reserve Bank decreased interest rates one time, lowering short term rates by 50 basis points. The net increase in market rates has resulted in corresponding increases in the prime lending rate, as well as the cost of interest bearing deposits including certificates of deposit. Increases in rates seem to slow economic growth and reduce borrowing activities while decreases in rates seem to promote economic growth and increase borrowing activities.



                                                                 Year Ended December 31
                                                                 ----------------------

                                 2000 compared to 1999            1999 compared to 1998             1998 compared to 1997
                                 Increase (Decrease)              Increase (Decrease)               Increase (Decrease)
                                 Due to Changes in:               Due to Changes in:                Due to Changes in:
                              ----------------------------    ------------------------------    -----------------------------
                                Volume      Rate     Net         Volume      Rate      Net        Volume      Rate      Net
                              -----------  -------  ------    ------------  -------  -------    -----------  -------  -------
                                                                  (Dollars in thousands)

Interest Income:

  Securities                    $2,065    $  337   $2,402        $  616    $  140    $  756        $ (211)  $  (86)   $ (297)

  Loans (1)                      3,964       798    4,762         2,069      (860)    1,209         8,721       (6)    8,715

  Interest bearing deposit
    in other banks                 145        99      244          (291)      (39)     (330)          405      (14)      391
                              ----------------------------    ------------------------------    -----------------------------
  Total                         $6,174    $1,234   $7,408        $2,394    $ (759)   $1,635        $8,915   $ (106)   $8,809
                               ----------------------------    ------------------------------    -----------------------------


Interest Expense:

  Interest bearing deposits     $3,782    $2,161   $5,943        $1,271    $ (550)   $  721        $4,478   $  142    $4,620

  FHLB advances and other
      borrowing                    608       (12)     596           138       241       379           736       (3)      733
                              ----------------------------    ------------------------------    -----------------------------
  Total                         $4,390    $2,149   $6,539        $1,409    $ (309)   $1,100        $5,214   $  139    $5,353
                              ----------------------------    ------------------------------    -----------------------------

Increase (decrease) in
 net interest income            $1,784     ($915)  $  869        $  985     ($450)   $  535        $3,701    ($245)   $3,456
                              ============================    ==============================    =============================



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


                                                               December 31, 2000
                                                             Maturing or Repricing
                                        ------------------------------------------------------------------
                                          Within           4-12            1-5        Over
                                         --------         ------          -----      -------
                                         3 Months         Months          Years      5 Years         Total
                                         --------         ------          -----      -------         -----
                                                                (Dollars in thousands)
Interest-Earning Assets:
  Investment securities                  $ 34,972       $ 15,573        $12,083        $19,493        $ 82,121
  Loans                                   169,517         12,203         84,350         22,443         288,513
  Interest bearing deposits                 2,195              -              -              -           2,195
  Other interest-earning assets            15,445              -              -              -          15,445
                                          -------         ------        -------         ------         -------
Total interest-earning assets             222,129         27,776         96,433         41,936         388,274
                                          -------         ------        -------         ------         -------

Interest-Bearing Liabilities:
 Deposits
   Demand and savings (1)                 120,380              -         18,195              -         138,575
   Time deposits, $100,000 and over         3,157          2,639            890              -           6,686
   Other time deposits                     98,859         68,098          4,866             50         171,873
   Other interest-bearing liabilities       7,546              -            300         30,000          37,846
   Capital debt securities                      -              -              -          9,200           9,200
                                          -------         ------         ------         ------         -------
 Total interest-bearing liabilities       229,942         70,737         24,251         39,250         364,180
                                          -------         ------         ------         ------         -------

   Period Gap                            $ (7,813)      $(42,961)       $72,182        $ 2,686        $ 24,094
                                         --------       --------        -------        -------        --------

   Cumulative Gap                        $ (7,813)      $(50,774)       $21,408        $24,094
                                         --------       --------        -------        -------

   Ratio cumulative gap to total
     interest -earning assets               -2.01%        -13.08%          5.51%          6.21%
                                         --------       --------        -------        -------


(1) Management has determined that interest checking, money market (except those generated by e-banking) and savings accounts are not sensitive to changes in related market rates and, therefore, have been placed in the 1-5 years category.

     The December 31, 2000 results of the rate sensitivity analysis show that the Company had $7.8 million more in liabilities than assets subject to repricing within three months or less and was, therefore, in a liability sensitive position.

     The cumulative gap at the end of one year was a negative $50.8 million, a liability-sensitive position. Approximately $181.7 million, or 63.0% of the total loan portfolio, matures or re-prices within one year or less. An asset-sensitive institution's net interest margin and net interest income generally will be impacted favorably by rising interest rates, while that of a liability sensitive institution generally will be impacted favorably by declining rates.

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

Investment Portfolio

The following tables present certain information on the Company's investment securities portfolio:


                                              Securities Available for Sale (1)
                                             2000            1999          1998
                                             ----            ----          ----
                                                    (Dollars in thousands)
U. S. Government Agencies                  $14,918         $ 4,662        $6,868
Federal Reserve Bank Stock                     673             587           434
Federal Home Loan Bank Stock                 1,560             915         1,162
Preferred Stock                              1,043             351             -
Other                                          123             144           155
                                           -------------------------------------
                                           $18,317         $ 6,659        $8,619
                                           =====================================

(1) Carried at fair value

                                               Securities Held to Maturity (2)
                                             2000            1999          1998
                                             ----            ----          ----
U. S. Government Agencies                  $28,664         $   151        $  478
State and Municipal                         15,969             746           746
Corporate Bonds                              7,201           7,208             -
Preferred Stock                             11,970           8,431             -
                                           -------------------------------------
                                           $63,804         $16,536        $1,224
                                           =====================================

(2) Carried at cost, adjusted for amortization of premium or accretion of discount using the interest method.

     Gross unrealized losses on securities available for sale were $339,100 at December 31, 2000 and $114,500 at December 31, 1999 and gross unrealized gains were $25,300 and $13,200 at December 31, 2000 and 1999, respectively. At December 31, 1998 gross unrealized gains on securities available for sale were $95,300 and gross unrealized losses on securities available for sale were $1,600.

     At December 31, 2000 and December 31, 1999 gross unrealized gains on securities held to maturity were $1,517,000 and $4,100, respectively. At December 31, 2000 and 1999, gross unrealized losses on securities held to maturity were $1,296,800 and $2,154,800, respectively. At December 31, 1998 gross unrealized gains and losses on securities held to maturity were $29,600 and $1,500, respectively.

    The following table presents information on the maturities and weighted average yields of the Company's investment securities at December 31, 2000. The weighted average yields are calculated on the basis of book value of the investment securities and on the interest income of the investments adjusted for amortization of premium and accretion of discount.


                                                                December 31, 2000

                                          Held to Maturity                           Available for Sale
                                      Amortized                    Weighted       Amortized                   Weighted
                                        Cost      Fair Value     Average Yield      Cost      Fair Value     Average Yield
                                      ------------------------------------------------------------------------------------
                                                             (Dollars in thousands)
U. S. government agencies:
  Within one year                     $     -     $     -                           $     -     $      -
  After one year to five years              -           -               -               500          499           6.20%
  After five years through ten years       33          35           10.00%                -            -
  After ten years                      28,631      28,504            8.12%           14,397       14,419           7.87%
                                      -------------------                           --------------------
     Total                             28,664      28,539                            14,897       14,918
                                      -------------------                           --------------------

State and municipals:
  Within one year                           -           -                                 -            -
  After one year to five years              -           -                                 -            -
  After five years through ten years      415         423            4.90%                -            -
  After ten years                      15,554      16,918            6.41%                -            -
                                      -------------------                           --------------------
     Total                             15,969      17,341                                 -            -
                                      -------------------                           --------------------

Other securities:
   Within one year                          -          -                                  -            -
   After one year to five years             -          -                                  -            -
   After five years through ten years       -          -                                  -            -
   After ten years                      7,201      6,225             7.98%                -            -
                                      -------------------                           --------------------
     Total                              7,201      6,225                                  -            -
                                      -------------------                           --------------------

Total debt securities                 $51,834    $52,105                            $14,897      $14,918

Equity and others                     $11,970    $11,919                            $ 3,735      $ 3,399
                                      -------------------                           --------------------
Total securities                      $63,804    $64,024                            $18,632      $18,317
                                      ===================                           ====================

Loan Portfolio

     The table below classifies loans, net of unearned income, by major category and percentage distribution at the dates indicated:


                                                   December 31,

                      2000                    1999                    1998                   1997                  1996
Description     Amount    Percentage    Amount    Percentage    Amount   Percentage    Amount   Percentage    Amount   Percentage
                                                                 (Dollars in thousands)

Commercial    $ 68,274      23.66%    $ 77,507      30.32%    $ 68,569      36.37%   $ 50,713      33.68%    $34,021      41.50%
Real Estate    216,056      74.89      173,789      67.97      115,790      61.42      96,058      63.79      43,195      52.69
Consumer         4,183       1.45        4,375       1.71        4,163       2.21       3,819       2.53       4,759       5.81
              --------     ------     --------     ------     --------     ------    --------     ------    --------     ------

Total         $288,513     100.00%    $255,671     100.00%    $188,522     100.00%   $150,590     100.00%    $81,975     100.00%
              ========     =======    ========     =======    ========     =======   ========     =======    =======     =======


     Commercial business loans totaled $68.3 million, or 24% of the Bank's loan portfolio at December 31, 2000. These loans are typically made on the basis of the borrower's ability to make repayment from cash flow from its business and are secured by business assets, such as commercial real estate, accounts receivable, equipment and inventory.

     Commercial real estate loans amounted to $171.2 million, or 60% of the loan portfolio at December 31, 2000. These loans typically involve larger loan balances concentrated with single borrowers or groups of related borrowers and payment experience is typically dependent on the successful operation of a business or real estate project.

     Consumer or installment loans totaled $4.1 million, and accounted for less than 2% of the Bank's loan portfolio at December 31, 2000. Consumer loans include home improvement loans, automobile loans and unsecured lines of credit.

Maturity Schedule of Loans

 The table below presents information regarding the maturity of loans at December 31, 2000:



                                                  December 31, 2000

                                              Over one
                                  One Year    through     Five Years
                                  or less    Five Years     or more     Total
                                               (Dollars in thousands)

Commercial                        $23,900     $30,076      $14,298     $68,274
Real estate - construction         59,208      12,065        1,122      72,395
Commercial real estate             31,599      39,107       28,138      98,844
Residential real estate             3,305      25,333       16,179      44,817
Installment and consumer loans      1,568       2,326          289       4,183
                                 ---------------------------------------------
                                  $119,580   $108,907      $60,026    $288,513
                                 =============================================

Nonperforming Assets

     Unless well secured and in the process of collection, the Company places loans on non-accrual status after being delinquent greater than ninety days, or earlier in situations in which the loans have developed inherent problems that indicate payment of principal and interest may not be made in full. Whenever the accrual of interest is stopped, previously accrued but uncollected income is reversed. Thereafter, interest is recognized only as cash is received. The loan is reinstated to an accrual basis after it has been brought current as to principal and interest under the contractual terms of the loan. As of December 31, 2000, 1999, and 1998, non-accrual loans amounted to $1,015,000, $473,000, and  $533,000, respectively.


                                                                 December 31,
                                             -----------------------------------------------------
                                             2000        1999         1998        1997        1996
                                             ----        ----         ----        ----        ----
                                                                (Dollars in thousands)
Non-accrual loans                          $1,015        $473         $533      $3,059         $50
Loans contractually past due 90 days or
 more and still accruing                      320         270          412       1,339         371
Troubled debt restructuring                     -           -            -           -           -
                                            -----         ---          ---       -----         ---
 Total nonperforming loans                  1,335         743          945       4,398         421

Other real estate owned                         -          31          647         684          50
                                           ------        ----       ------      ------        ----
 Total nonperforming assets                $1,335        $774       $1,592      $5,082        $471
                                           ======        ====       ======      ======        ====

Summary of Loan Loss Experience

     The allowance for loan losses is increased by the provision for loan losses and reduced by loans charged off, net of recoveries. The allowance for loan losses is established and maintained at a level judged by management to be adequate to cover any anticipated loan losses to be incurred in the collection of outstanding loans. In determining the adequate level of the allowance for loan losses, management considers the following factors: (a) loan loss experience; (b) problem loans, including loans judged to exhibit potential charge-off characteristics, loans on which interest is no longer being accrued, loans which are past due and loans which have been classified in the most recent regulatory examination; and (c) anticipated economic conditions and the potential impact these conditions may have on individual classifications of borrowers.

     The provisions for loan loss taken by the Company for the years ended December 31, 2000, 1999 and 1998 were $1,100,000, $4,667,000, and $150,000, respectively. The significant increase in the provision for loan loss in 1999 was the result of the credit problems encountered within the Company's asset based lending program, as discussed in Item 7 of this Form 10-K. Such credit quality problems were exclusively related to this business unit, and the Company has, as a result, exited this program.

     The following table presents the Bank's loan loss experience for the periods indicated:



                                                          Year Ended December 31,
                                        --------------------------------------------------------------
                                          2000         1999         1998          1997          1996

                                                        (Dollars in thousands)

Allowance for loan losses at
beginning of period                   $  2,686      $  2,500      $  2,573      $  1,040       $   854
Loans charged off:
Commercial                                 228         4,436           126             2             5
Real Estate                                156            84           141            56           109
Consumer                                    11             6            20             7             6
                                      --------      --------      --------      --------       -------
Total                                      395         4,526           287            65           120

Recoveries of loans previously
 charged off:

Commercial                                 124            35             1            34             6
Real Estate                                  5             7            40             -             -
Consumer                                     1             3            23             9            10
                                      --------      --------      --------      --------       -------
Total                                      130            45            64            43            16
                                      --------      --------      --------      --------       -------
Net loans charged off                      265         4,481           223            22           104

Provision for loan losses                1,100         4,667           150           155           290
                                      --------      --------      --------      --------       -------

Allowance acquired through
 business combination                        -             -             -         1,400             -
                                      --------      --------      --------      --------       -------

Allowance for loan losses end of
 period                               $  3,521      $  2,686      $  2,500      $  2,573       $ 1,040
                                      ========      ========      ========      ========       =======

Average total loans (net of
 unearned income)                     $263,110      $217,598      $168,271      $ 93,839       $69,488

Total loans (net of unearned
 income) at period-end                $288,513      $255,671      $188,522      $150,590       $81,975

Ratio of net charge-offs to
 average loans                             .10%         2.06%         0.13%         0.02%         0.15%

Ratio of provision for loan
 losses to average loans                   .42%         2.14%         0.09%         0.17%         0.42%

Ratio of provision for loan
 losses to net charge-offs              415.09%       104.15%        67.26%       704.55%       278.85%

Allowance for loan losses to
 period-end loans                         1.22%         1.05%         1.33%         1.71%         1.27%

Nonperforming assets to
 period-end total loans and other
 real estate                              0.46%         0.30%         0.84%         3.36%         0.57%


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

     Commercial real estate loans typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. Additionally, the payment experience on loans secured by income producing properties is typically dependent on the successful operation of a business or a real estate project and thus may be subject to a greater extent to adverse conditions in the real estate market or in the economy generally. Many real estate loans have personal endorsements as additional security.

       Consumer loans entail risks, particularly in the case of consumer loans which are unsecured, such as lines of credit, or secured by rapidly depreciable assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower's continuing financial stability and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy laws, may limit the amount which can be recovered on such loans. Such loans may also give rise to claims and defenses by a consumer loan borrower against an assignee of such loan such as the Company, and a borrower may be able to assert against such assignee claims and defenses which it has against the seller of the underlying collateral.

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

Deposits

The table below presents average deposits and average rates paid, by major category, at the dates indicated:



                                           2000                       1999                       1998
                                   Average     Average        Average       Average      Average       Average
                                   Balance       Rate         Balance        Rate        Balance        Rate
                                  ------------------------------------------------------------------------------
                                                              (Dollars in thousands)
Interest-bearing deposits
  Demand/MMDA accounts            $ 67,844        5.97%       $ 12,362        3.32%     $ 11,437       3.36%
  Savings                         $ 14,618        4.32%       $ 22,943        4.51%       19,334       4.74%
  Certificates of deposit          200,137        6.14%        180,764        5.31%      158,740       5.68%
                                  --------                    --------                  --------
Total interest bearing deposits    282,599        6.01%        216,069        5.11%      189,511       5.44%

Non interest bearing deposits       16,407           -          16,541           -        13,565          -

Total average deposits            $299,006        5.68%       $232,610        4.74%     $203,106       5.08%
                                  ========                    ========                  ========

     The following table is a summary of time deposits of $100,000 or more by remaining maturities at
December 31, 2000:


                                 Amount                    Percent
                                 ------                    -------
                           (Dollars in thousands)
Three months or less             $3,157                      47.22%
Three to twelve months            2,639                      39.47%
Over twelve months                  890                      13.31%
                                 ------                     -------
Total                            $6,686                     100.00%
                                 ======                     =======

Short Term Borrowings

     The following table sets forth consolidated short term borrowings. These borrowings represent advances to the Bank by the Federal Home Loan Bank of Atlanta and are secured by Federal Home Loan Bank stock, investment securities and first mortgage loans and federal funds purchased. During 2000, the Bank purchased federal funds on an unsecured basis for up to thirty consecutive days from a correspondent bank.

                                                 Years Ended December 31,
                                           2000          1999          1998
                                        ---------------------------------------
                                                 (Dollars in thousands)

Balance at period end                   $ 7,546        $13,000       $ 2,000
Average balance during period           $ 7,030        $ 7,289       $17,806
Average rate                               6.37%          5.60%         5.65%
Maximum outstanding during period       $23,246        $16,000       $46,420


Return on Equity and Assets

     The following table sets forth ratios for the Company considered to be significant indicators of the Company's profitability and financial condition during the periods indicated:



                                                 Return in Equity and Assets
                                           2000          1999          1998
                                        ---------------------------------------

Return on average assets                   1.21%        -0.25%        1.27%
Return on average equity                  24.13%        -3.90%       18.19%
Dividend payout ratio                     26.92%      -160.00%       21.24%
Average equity to average asset ratio      5.01%         6.51%        6.95%

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

     The Bank has contracted with a nationally recognized Internet Banking software company to provide a secure, comprehensive Internet package to market its products and service its clientele. This Internet branch (www.resourcebankonline.com) provides customers with the ability to conduct banking business via a personal computer or other secure browser-enabled device 24 hours per day. The Bank offers special deposit accounts through this Internet branch, which features competitive interest rates and ready access to funds on deposit. Online bill payment and a download capability for most personal financial software packages are also included in this program.

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

     The earnings and growth of the banking industry are affected by the general conditions of the economy and by the fiscal and monetary policies of the Federal Government and its agencies, including the FRB. The Board of Governors regulates money and credit conditions and, as a result, has a strong influence on interest rates and on general economic conditions. The effect of such policies in the future on the business and earnings of the Bank cannot be predicted with certainty.

Regulation and Supervision of Resource Bankshares

     General. As a bank holding company, Resource Bankshares is subject to state and federal banking and bank holding company laws and regulations which impose specific requirements or restrictions and provide for general regulatory oversight with respect to virtually all aspects of its operations.

     The Company is registered under the Bank Holding Company Act ("BHCA") and is subject to regulation by the FRB. The FRB has jurisdiction under the BHCA to approve any bank or non-bank acquisition, merger or consolidation proposed by a bank holding company. The Company is required to file with the FRB periodic and annual reports and other information concerning its own business operations and those of its subsidiaries. In addition, the BHCA requires a bank holding company to obtain FRB approval before it acquires, directly or indirectly, ownership or control of any voting shares of a second or subsequent bank if, after such acquisition, it would own or control more than 5% of such shares, unless it already owns or controls a majority of such voting shares. FRB approval must also be obtained before a bank holding company acquires all or substantially all of the assets of another bank or merges or consolidates with another bank holding company.

     Unless it chooses to become a financial holding company, as further described below, a bank holding company is prohibited under the BHCA, with limited exceptions, from acquiring or obtaining direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank, or from engaging in any activities other than those of banking or of managing or controlling banks or furnishing services to or performing services for its subsidiaries. One of the exceptions to these prohibitions permits a bank holding company to engage in, or acquire an interest in a company which engages in activities which, after due notice and opportunity for hearing, the FRB by regulation or order has determined are so closely related to banking or of managing or controlling banks as to be a proper incident thereto. In making such a determination, the FRB is required to consider whether the performance of such activities can reasonably be expected to produce benefits to the public, such as convenience, increased competition or gains in efficiency, which outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices. The FRB is also empowered to differentiate between activities commenced de novo and activities commenced by the acquisition, in whole or in part, of a going concern. Some of the activities that the FRB has determined by regulation to be closely related to banking include servicing loans, performing certain data processing services, acting as a fiduciary, investment or financial advisor, and making investments in corporations or projects designed primarily to promote community welfare.

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

     Financial Holding Companies. Effective March 11, 2000, pursuant to authority granted under the Gramm-Leach-Bliley Act, a bank holding company may elect to become a financial holding company and thereby engage in a broader range of financial and other activities than are permissible for traditional bank holding companies. In order to qualify for the election, all of the depository institution subsidiaries of the bank holding company must be well capitalized and well managed, as defined by regulation, and all of its depository institution subsidiaries must have achieved a rating of satisfactory or better with respect to meeting community credit needs.

     Pursuant to the Gramm-Leach-Bliley Act, financial holding companies will be permitted to engage in activities that are "financial in nature" or incidental or complementary thereto, as determined by the FRB. The Gramm-Leach-Bliley Act identifies several activities as "financial in nature," including, among others, insurance underwriting and agency, investment advisory services, merchant banking and underwriting, and dealing or making a market in securities. Being designated a financial holding company will allow insurance companies, securities brokers and other types of financial companies to affiliate with and/or acquire depository institutions. At this time, the Company does not intend to become a "financial holding company".

Employees

     At December 31, 2000 the Company had 198 full time and 8 part time employees, in its banking and mortgage operations. None of its employees is represented by any collective bargaining unit, and the Company believes relations with its employees are good.

Executive Officers

     Lawrence N. Smith, joined the Bank in December 1992 and served as its President and Chief Executive Officer until December 1998. He currently serves as Chief Executive Officer of the Bank, and President and Chief Executive Officer of the Company. Mr. Smith has over 19 years of experience with United

Virginia Bank/Seaboard National and United Virginia Banks - Eastern Region, predecessor of Crestar Bank - Eastern Region ("Crestar"). From 1973 until May 1983, Mr. Smith was President of Crestar and also served on major committees of the holding company, United Virginia Bankshares, Inc., predecessor of Crestar Bankshares, Inc. He retired from Crestar in May 1983. Mr. Smith formed Essex Financial Group, Inc. a financial holding company in May 1983. Mr. Smith serves on the board of directors of Heilig-Meyers Corporation, a national furniture retailer and Empire Machinery and Supply corporation, a Norfolk based supplier of industrial products, and has been active in civic affairs for the past 30 years.

     T. A. Grell, Jr., has been President and Chief Operating Officer of the Bank, Executive Vice President of the Company since December 1998, and a director of the Company since October 2000. From 1984 until joining the Company, he was a senior officer at Central Fidelity Bank, which was later acquired by Wachovia Bank. He has 29 years experience in the banking industry and is active in civic affairs.

     Harvard R. Birdsong II, has been senior vice president of the Company since December 1998 and senior vice president and chief credit officer of the Bank since January 1997. Prior to joining the Bank, he was a senior credit officer at Essex Savings Bank, where he was employed from 1984 through 1996. He has been employed in the banking industry for 30 years and is active in civic affairs.

     Debra C. Dyckman has been senior vice president of operations and secretary of the Bank since 1992 and of the Company since its inception. She has been in banking for 30 years and serves on the Board of Trustees of Cape Henry Collegiate School.

     Eleanor J. Whitehurst has been senior vice president and Chief Financial Officer of the Bank since 1992 and of the Company since its inception. She has more than 30 years experience in the banking industry in the Hampton Roads, Virginia area.

Item 2.   Properties
-------   ----------

     The Company leases its banking and mortgage origination offices. Leases covering the banking operations are long term with renewal provisions designed to assure the Bank that it will be able to operate in the facilities for the foreseeable future. Details of the Bank's leases may be reviewed in Note 12 of the Notes to Consolidated Financial Statements. The Bank purchased a four acre lot in Herndon, Virginia in December 1997 for future construction of a Northern Virginia regional office which will accommodate the Bank's administration and branch offices that are currently located in Herndon. Construction began during 2000 with completion anticipated in 2001. During the third quarter 2000, the Bank sold a portion of this property.

Item 3.   Legal Proceedings
-------   -----------------

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

     The lawsuit alleged that the Bank did not act in a commercially reasonable manner when it seized and liquidated certain collateral that secured the Defaulted Loans. In connection with this allegation, the Plaintiffs sought a declaratory judgment that all obligations of the Plaintiffs to the Bank were satisfied and that the Bank is not entitled to seek deficiency judgments against the Plaintiffs. Based on advice of counsel, management does not believe that the relief sought by the Plaintiffs will be granted by the Court, and to date it has not.

     The lawsuit also alleged that the Bank's proposed public auction of the stock of a privately held company was not commercially reasonable. The stock was owned by the Agnews individually, but was pledged by the Agnews to the Bank as collateral for the Defaulted Loans. The lawsuit asked the Court to enjoin the public auction that was scheduled on November 9, 1999. No injunction was granted. The public auction occurred as scheduled on November 9, 1999 and the Bank bid for and purchased the stock on that date. Based on advice of counsel, management believes that the public auction was conducted in accordance with applicable law.

     Thereafter, AGM and the Agnews amended the lawsuit and generally sought a declaration from the Court that certain actions taken by the Bank in pursuing liquidation of its various collateral were done so contrary to the requirements of the Uniform Commercial Code of Virginia such that they were released from any liability on the various indebtednesses they owe the Bank. The amended pleading also requested unspecified monetary damages. The Bank filed a Cross-Bill seeking judgment against AGM and the Agnews in the amount of approximately $3,500,000 under the Notes and the Guaranty as well as for fraud. AGM and the Agnews have denied liability thereunder. No trial date has been set.

     The Company and the Bank intend to vigorously defend all allegations made by the Plaintiffs in the lawsuit. The Company does not believe that the lawsuit will have a material adverse effect on the Company's business, financial condition or results of operations.

Item 4.   Submission of Matters to a Vote of Security Holders
-------   ---------------------------------------------------

     No matters were submitted to the Company's shareholders for a vote during the fourth quarter of 2000.

PART II
Item 5.   Market for Registrant's Common Stock and Related Stockholder Matters
-------   --------------------------------------------------------------------

     The Company's common stock is listed on the Nasdaq National Market ("Nasdaq/NM") under the symbol "RBKV". Prior to December 15, 2000, the Company's common stock was listed on the American Stock Exchange ("Amex") under the symbol "RBV". The high and low closing sales prices of the Company's common stock during 2000 and 1999, and information concerning dividends paid on the Company's common stock are set forth in the following table.

                                                                Cash Dividend
           Nasdaq /NM 2000                High        Low            Paid

Fourth Quarter (December 15 - 31)        $11.00      $10.13               -

             Amex 2000

Fourth Quarter (October 1 - December 14)  10.94        9.63           $0.12
Third Quarter                             10.00        7.88             .10
Second Quarter                            10.63        8.63             .10
First Quarter                             12.63        8.63             .10

             Amex 1999

Fourth Quarter                           $15.25      $ 8.50           $0.10
Third Quarter                             19.38       14.63             .10
Second Quarter                            22.13       19.00             .10
First Quarter                             22.50       17.25             .06


The Company's 2,615,214 common shares outstanding were held by approximately 800 shareholders of record at February 23, 2001.

     On June 14, 2000, the Bank acquired all of the outstanding capital stock of CW and Company of Virginia ("CW and Company") from two individuals. For purposes of the transaction, CW and Company's outstanding stock was valued at $510,000. As part of the transaction, the Company issued to CW and Company's shareholders an aggregate of 56,792 shares of the Company's common stock (collectively the "Shares"). The Shares were issued in a private placement exempt from registration under the Securities Act of 1933 ("Securities Act") promulgated under the Securities Act.

Item 6.   Selected Consolidated Financial Data
-------   ------------------------------------

     The following consolidated summary sets forth selected financial data for the Company and its subsidiaries for the periods and at the dates indicated. The following summary is qualified in its entirety by the Company's financial statements included as part of this Form 10-K.

                                                            Years Ended December 31
                                               2000         1999           1998          1997          1996

Income Statement Data:                           (Dollars in thousands, except per share data)
  Gross interest income.................    $ 28,413      $ 21,381        $ 19,746       $ 10,937       $  8,295
  Gross interest expense................      18,975        12,435          11,336          5,983          4,690
  Net interest income...................       9,437         8,946           8,410          4,954          3,605
  Provision for loan losses.............       1,100         4,667             150            155            290
  Net interest income after provision
    for loan losses.....................       8,337         4,279           8,260          4,799          3,315
  Non-interest income...................      11,890         6,811           7,943          4,520          2.755
  Non-interest expense..................      14,109        12,168          11,565          6,533          4,451
  Income before income taxes............       6,118        (1,078)          4,638          2,786          1,619
  Income taxes (benefit)................       1,886          (387)          1,591            965            153
  Net income (loss).....................       4,233          (691)          3,047          1,821          1,466

Per Share Data (1):
  Net income (2)........................    $   1.63      $   (.27)       $   1.24       $   0.92       $   0.79
  Cash dividends paid...................         .42           .40             .24          0.125           0.05
  Book value at period end..............        7.50          6.25            7.18           6.36           4.47
  Tangible book value at period end.....        7.47          6.25            7.18           6.36           4.47

Period-End Balance Sheet Data:
  Total assets..........................    $404,494      $306,690        $233,460       $209,330       $115,836
  Total loans (net of unearned income)..     288,513       255,671         188,522        150,590         81,975
  Total deposits........................     330,645       260,469         206,219        169,508         99,179
  Long-term debt........................      30,300        14,500           5,300          7,300              -
  Stockholders' equity..................      19,672        15,870          17,789         15,602          8,655

Performance Ratios
  Return  (loss) on  average assets.....        1.21%         (.25)%          1.27%          1.40%          1.45%
  Return (loss) on average
    stockholders' equity................       24.13%        (3.90)%         18.19%         18.59%         20.46%
  Average stockholders' equity to
    average total assets................        5.01%         6.51%           6.96%          7.54%          7.10%
  Net interest margin (3)...............        2.92%         3.42%           3.62%          3.90%          3.70%
  Earnings to fixed charges
    Excluding interest expense..........        4.03x          .24x           5.55x         10.32x         17.52x
    Including interest expense..........        1.32x          .91x           1.41x          1.46x          1.34x

Asset Quality Ratios
  Net charge-offs to average loans......         .10%         2.06%            .13%          0.02%          0.15%
  Allowance to period-end loans.........        1.22%         1.04%           1.33%          1.71%          1.27%
  Allowance to nonperforming loans......      263.75%       361.51%         264.55%         58.50%        247.03%
  Non-accrual loans to loans............        0.35%         0.19%           0.28%          2.03%          0.06%
  Nonperforming assets to loans and
    foreclosed properties...............        0.46%         0.30%           0.84%          3.36%          0.57%
  Risk-based capital ratios
  Tier 1 capital........................        8.74%         8.20%           9.23%          9.69%         10.22%
  Total capital.........................      10 .75%         9.24%         10 .48%         10.93%         11.45%
Leverage capital ratio..................        6.69%         7.19%           7.52%          9.67%          7.04%
Total equity to total assets............        4.86%         5.17%           7.62%          7.45%          7.47%

___________________
(1) All per share figures have been adjusted to reflect a two-for-one stock split on July 1, 1998.
(2) Net income per share is computed using the weighted average outstanding shares.
(3) Net interest margin is calculated as tax-equivalent net interest income divided by average earning assets and represents the Company's net yield on its earning assets.

Item 7.   Management's Discussion and Analysis of Financial Condition and
-------   ---------------------------------------------------------------
           Results of Operations
          ----------------------


   In addition to historical information, the following discussion contains forward looking statements that are subject to risks and uncertainties that could cause the Company's actual results to differ materially from those anticipated. These forward looking statements include, but are not limited to, the effect of interest rates on the Company's profitability, and the adequacy of the Company's allowance for future loan losses. Several factors, including the Virginia and national economies and the demand for residential mortgage loans may adversely affect the Company's ability to achieve expected results. Readers are cautioned not to place undue reliance on these forward looking statements, which reflect management's analysis only as of the date of this Report.

  The following discussion should be read in conjunction with the Financial Statements and Notes thereto included as Exhibit 99.1 of this Form 10-K.

Results of Operations and Financial Condition

  The Company had net income of $4,232,700 for 2000, a net loss of $690,800 for 1999 and net income of $3,046,800 for 1998. This constituted net basic earnings
(loss) per common share of $1.63 for 2000, $(.27) for 1999 and $1.24 for 1998. With the diluted effect of common stock equivalents, earnings (loss) per common share were $1.56 for 2000, $(.27) for 1999 and $1.13 for 1998. The loss for the year ended December 31, 1999 was directly attributable to the $4,667,000 provision for loan losses taken in the third quarter. This provision for loan loss occurred as a result of credit problems with a significant borrower within the Company's asset based lending portfolio, as announced by the Company in August 1999. The Company has exited the asset based lending business, which represented only 5% of the Company's total loan portfolio.

  In regard to business segment reporting, the Company's mortgage banking operations resulted in a net gain before taxes of $673,990 for the year ended December 31, 2000 and a net loss before income taxes of $418,897 for the year ended December 31, 1999, as compared to net income before income taxes of $661,187 for the year ended December 31, 1998. The operating loss in 1999 was the result of the reorganization of the mortgage division and decreased loan origination volume, caused by a general increase in interest rates and the reorganization of the mortgage operation in 1999.

  At December 31, 2000, 41.5% of total loans were due in one year or less. Floating rate loans with maturities of one year or less represented 37.4% of total loans, and the remainder of loans had fixed rates.

  Average loans, net of unearned income, to average deposits were 88.0%, 93.6% and 82.8% in 2000, 1999 and 1998, respectively.


Net Interest Income

  Net interest income, before provision for loan losses, increased by 5.5% in 2000 over 1999 to $9,437,497 and 6.4% in 1999 over 1998 to $8,945,660. The 2000 increase in net interest income was closely proportionate with the increase in average earning assets and interest bearing liabilities during 2000. During 2000, due to the continued expansion of commercial lending activities, average loans increased 20.9% to $263,110,093. Due to the competitive pricing of the Company's deposit products, average total deposits increased 28.5% to $299,006,008. Average funds borrowed from the Federal Home Loan Bank and correspondent banks increased by 56.9% to $19,624,634 in 2000. As part of its mortgage banking operations, funds were advanced on behalf of investor banks in settlement of mortgage loans. Average funds advanced in settlement of such loans increased less than 1% to $16,227,150 in 2000. Average securities increased 120.3% to $48,012,392 and average interest bearing deposits in other banks increased 42.1% to $8,487,089 in 2000.

  For a historical analysis of net interest income, see the table entitled "Average Balances, Interest Income and Expenses, and Average Yields and Rates" in Part I - Item 1. of this Form 10-K. For an analysis of the potential for a change in interest rates to impact the ability of the Bank to generate future net interest income, see the table entitled "Maturing or Repricing" in Part I -
Item 1. of this Form 10-K. This is frequently referred to as the GAP analysis, which analyzes the difference between interest-sensitive assets and liabilities for the repricing/maturity periods indicated. Refer to Item 7a for additional information.

  As can be seen from the historical analysis and the GAP analysis, the Company is in a liability-sensitive position. In a period of rising interest rates, the Company is positioned to increase future net interest income. Conversely, in a period of declining interest rates the Company will be in a position to have a decrease in future interest income. This managed GAP does not include the impact of mortgage banking loan volume which provides a natural hedge against this GAP position. Mortgage banking income tends to increase in times of lower or declining interest rates, as refinancing effectively leads to an increase in mortgage loan originations. In a climate of higher or rising interest rates, mortgage loan originations, particularly refinancing, decrease and mortgage banking income therefore decreases.

Allowance for Loan Losses

  The ratio of net loans charged off to average loans outstanding was .10% in
2000, 2.06% in 1999 and 0.13% in 1998.   The allowance for loan losses as a
percentage of loans at year end was 1.22%, 1.05% and 1.33% at December 31, 2000, 1999 and 1998, respectively. The level of non-performing loans at year end was $1,335,000, $743,000 and 945,000 at December 31, 2000, 1999 and 1998, or
0.46%,  0.29% and  0.50% of total loans,  respectively.

  Management made a provision for loan loss of $1,100,000 in 2000, $4,667,000 in 1999 and $150,000 in 1998. The significant increase in the provision for loan loss in 1999 over previous years was the result of the previously noted credit problems encountered within the Company's asset based lending program. Such credit quality problems were exclusively related to this business unit, and the Company exited this program.

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

Potential Problem Loans

  At December 31, 2000, the Company had $1,015,000 in non-accrual loans, an increase of 114.6% from December 31, 1999. Non-accrual loans consist of eleven individual credits and the total is less than one half of one percent of total loans. The Company had $320,000 in loans past due 90 days or more that were still accruing at December 31, 2000. Loans past due 90 days or more and still
accruing are well secured and in the process of collection.   In addition to
loans on either non-accrual status or loans past due 90 days or more and still accruing, management had identified $2,350,000 of loans that have been internally classified. These loans require more than normal attention and are potentially problem loans.

  For the historical analysis of the Bank's loan loss experience, see the table entitled "Loan Loss Experience" in Part I - Item 1. of this Form 10-K.

Non-interest Income and Non-interest Expenses

  Non-interest income in 2000 was $11,890,068 up 74.6% from $6,811,342 in 1999.
During the third quarter of 2000, the Company sold a banking branch in Reston, Virginia, for a gain of $2,532,260, as well as the furniture and equipment associated with the branch, for a gain of $529,938. Also during the same quarter, the Company sold a parcel of real estate acquired with the property on which the Bank is building its Northern Virginia headquarters, for a gain of $619,755. Excluding nonrecurring transactions, non-interest income in 2000 would have been $8,208,015, up 20.5% over 1999. Non-interest income decreased in 1999 by 14.3% over 1998, due to the lower income derived from mortgage banking operations. Increases in market interest rates in 1999 caused a decline in the residential mortgage market volume and a resultant decrease of the Company's mortgage banking income of 19.2% to $5,709,225. Because of the uncertainty of future loan origination volume and the future level of interest rates, the Company may experience reductions in mortgage banking income in future periods. Service charge income decreased (3.8%) to $731,473 and (0.2%) to $759,289 in 2000 and 1999, respectively and increased 85.8% to $760,581 in 1998, stemming from the increased volume of deposit activity after the merger transaction with Eastern American Bank in late 1997.

  Total non-interest expense was $14,109,146 in 2000, an increase of 16.0% from $12,167,768 in 1999 and an increase of 5.2% from $11,565,616 in 1998. Non-
interest expense increased in 2000 over 1999 as a result of adding a full service banking operation in Newport News during the first quarter of 2000 and establishing loan production offices in Newport News and Richmond, as well as absorbing expenses associated with the offering of online banking services. Non-interest expense increased in 1999 over 1998 as the result of adding a full service banking operation in Chesapeake and a loan office in Newport News, Virginia, as well as incurring expenses specifically related to the previously noted disposition of the credit problems encountered in the asset based lending program. Non-interest expense increased in 1998 by 77.0% over 1997, as the result of the merger with Eastern American Bank. The largest component of non-interest expense, salaries and employee benefits, increased 19.8% in 2000 to $8,071,927, and increased slightly (0.7%) in 1999 to $6,735,896, and by 65.7%
in 1998 over 1997 to $6,686,381. This category comprised 57.2% of the Company's total non-interest expense in 2000, 55.4% in 1999 and 57.8% in 1998. Occupancy expense increased to $1,211,649 in 2000 (up 2.2%), increased to $1,185,861 in 1999 (up 8.9%) over 1998 and by 90.7% in 1998 over 1997. Depreciation and equipment maintenance expense increased by 5.4% in 2000 to $976,982, increased by 22.0% in 1999 to $926,702, and 65.7% in 1998 over 1997. The 2000 depreciation and equipment maintenance expense increased as a result of the opening of the Newport News banking branch and establishing loan production offices in Newport News and Richmond. The 1998 increase resulted from the merger with Eastern American Bank and a one-time data processing systems conversion. Outside computer service expense increased by 6.9% in 2000 to $518,982. In 1999 outside computer service expense decreased 11.3% to $485,458 and in 1998 outside computer service expense increased 125.3% to $547,160 as a result of the merger and the previously mentioned systems conversion. Professional fees decreased 16.1% in 2000 and increased significantly (110%) in 1999 to $340,821, as the result of the previously discussed credit problems in the asset based lending program. Professional fees increased 34.6% in 1998 over 1997.

  Federal Deposit Insurance Corporation ("FDIC") premiums increased 68.7% in 2000 to $98,062 and increased 10.6% to $58,125 in 1999, and by 322.3% to $52,580 in 1998 over 1997. As the result of the Eastern American Bank merger, FDIC insurance premiums are assessed on the Bank's deposit base on a pro rata basis whereby approximately 68 percent of the Bank's deposits are subject to Bank Insurance Fund ("BIF") rates, and approximately 32 percent of deposits are subject to Savings Association Insurance Fund ("SAIF") rates. This ratio of BIF and SAIF assessment rates was established at the time of merger, based on the relative sizes of the Bank and Eastern American Bank deposit bases at December 1, 1997.

  Stationery and supplies expense decreased by 16.9% in 2000 to $412,683, decreased 5.6% in 1999 to $496,814, after increasing by 78.0% in 1998, primarily from the merger transaction. Marketing and business development increased by 18.7% to $475,778 in 2000, increased 16.8% in 1999 to $400,938, after increasing by 67.3% in 1998.

  Other non-interest expenses increased by 34.8% in 2000 to $2,009,363, increased 5.3% in 1999 to $1,490,664 and increased 136.6% to $1,416,062 in
1998, primarily from the merger transaction. The increase in 2000 was due primarily to a $500,000 write down in value of an other asset held by the Company.

Income Taxes

  Applicable income taxes on 2000 earnings amounted to $1,885,689, resulting in an effective tax rate of 30.8%. This rate is lower as a result of the increase in tax free municipals in the Bank's security portfolio. The income tax benefit from the Company's 1999 loss was $386,958, resulting in an effective tax rate of 35.9%. Applicable income taxes on 1998 earnings amounted to $1,590,933, resulting in an effective tax rate of 34.3% compared to 34.6% in 1997.

Liquidity

  The Company's funding requirements are supplied from a range of traditional sources, including various types of demand deposits, money market accounts, certificates of deposit and short-term borrowings. Large certificates of deposit accounted for 2.0% and 4.4% of total deposits at December 31, 2000 and 1999, respectively. Federal Home Loan Bank of Atlanta ("FHLB") advances were also utilized as funding sources, with $30,300,000 and $18,300,000 in such advances outstanding at December 31, 2000 and December 31, 1999, respectively. Pursuant to the terms of a variable rate line of credit with the FHLB, the Bank may borrow up to 18% of the Bank's assets. This FHLB credit facility has no expiration date, but is re-evaluated periodically to determine the Bank's credit worthiness. Additionally, the Bank has a warehouse line of credit collateralized by first mortgage loans, amounting to $50,000,000 and is renewable annually. As of December 31, 2000, there was no balance drawn from this line of credit. Management has no reason to believe these arrangements will not be renewed.

  Management seeks to ensure adequate liquidity to fund loans and meet the Company's financial requirements and opportunities. To provide liquidity for current, ongoing and unanticipated needs, the Company maintains federal funds sold, money market accounts and a portfolio of debt securities. The Company also structures and monitors the flow of funds from debt securities and from
maturing loans.   Securities are generally purchased to provide a source of
liquidity. At December 31, 2000, the Company had $18,317,479, fair market value, in securities available-for-sale and $63,804,083, amortized cost, in securities held-to-maturity. Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a net amount in a separate component of stockholders' equity until realized. Securities are composed of governmental or quasi-governmental agencies, and preferred stocks and bonds of corporations with a credit rating no less than Bb . Net unrealized depreciation, net of tax effect, on securities available-for-sale was (258,222)
and  ($126,036) at December 31, 2000 and 1999, respectively.   Federal funds
sold to correspondent institutions were $ 0 and $1,445,000 at year end 2000 and 1999, respectively.

  The Company raised approximately $9,200,000 of additional capital in the first quarter of 1999 by offering 368,000 Trust Preferred Securities at a price of $25.00 per Security. The Securities feature a 9.25% coupon. The Company, in turn, purchased $7,350,000 of non-cumulative 9.25% Preferred Stock issued by the Bank during the course of 1999. This Preferred Stock will qualify as Tier 1 capital for the Bank for regulatory purposes. This additional Tier 1 capital provided the Bank with an increased loans to one borrower limitation, and the ability to continue to grow its balance sheet while maintaining its well capitalized status. The Preferred Stock 9.25% coupon matches the coupon of the Trust Preferred Securities. The remainder of funds generated by the Trust Preferred Securities offering, estimated at $1,550,000 after offering expenses, was invested in marketable securities and used by the Company in its stock repurchase program. These marketable securities are held as available-for-sale to meet liquidity needs. The Company's stock repurchase program was implemented in part to help offset the potential dilutive effect of stock options granted to the Company's management as employment recruitment and retention perquisites. During 2000 and 1999, the Company repurchased 7,176 and 29,099 shares, respectively.

Recent Accounting Pronouncements

  In September 2000, the FASB issued Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." Statement No. 140 replaces FASB Statement No. 125, and revises the standards for accounting securitization and other transfers of financial assets and collateral and requires certain additional disclosures. This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities. Those standards are based on consistent application of financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. The disclosure requirement and collateral provisions of FASB Statement No. 140 are effective for fiscal years ending after December 15, 2000, while the other provisions of the new standard apply prospectively to transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001. The adoption of Statement No. 140 is not expected to have a material effect on the Company's financial position or the results of its operations.

Capital Resources and Adequacy

  The Federal Reserve Board, the FDIC and the Office of Thrift Supervision have issued substantially similar risk-based and leverage capital guidelines applicable to banking organizations they supervise. Due to the Bank's capitalization, it is classified as "well capitalized".

  The Company's year-end capital-to-asset ratio was 4.86% at December 31, 2000 as compared to 5.17% at December 31, 1999.

  The capital adequacy standards are based on an established minimum for Risk-Based Capital, Tier 1 Risk-Based Capital and the Tier 1 Leverage Ratio.

  The following table summarizes the Company's regulatory capital ratios at December 31, 2000.

                                                Resource      Resource
                               Required Ratio   Bankshares      Bank

      Tier 1 risk-based            4.00%          8.74%        8.87%

       Total risk-based            8.00%         10.75%       10.04%

       Tier 1 leverage          4.00 to 5.00%     6.69%        6.80%


The Company is in full compliance with all relevant regulatory capital requirements.

Item 7a.  Quantitative and Qualitative Disclosures about Market Risk
--------  ----------------------------------------------------------

  Management's methodology to measure interest rate sensitivity includes an analysis of the potential gain or loss in future fair values of interest rate sensitive instruments. The Company's analysis assumes a hypothetical 200 basis point instantaneous and parallel shift in the yield curve in interest rates. A present value computation is used in determining the effect of the hypothetical interest rate changes on the fair value of its interest rate sensitive instruments as of December 31, 2000. Computations of prospective effects of hypothetical interest rate changes are based on many assumptions, including relative levels of market interest rates, loan prepayments and deposit decay. They should not be relied upon as indicative of actual results. Further, the computations do not contemplate certain actions management could undertake in response to changes in interest rates. Certain shortcomings are inherent in this method of analysis. If market conditions vary from assumptions used in the calculation of present value, actual values may differ from amounts disclosed. However, if a hypothetical, parallel and instantaneous 200 basis point increase and decrease were experienced, net fair values of interest sensitive instruments would be decreased by $1,400,000 and decreased by $636,000, respectively.

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

Item 8.  Financial Statements and Supplementary Data
-------  -------------------------------------------

The following financial statements are included in Exhibit 99.1 of this Form 10-K.

Consolidated Balance Sheets - December 31, 2000 and 1999
Consolidated Statements of Income - Years ended December 31, 2000, 1999 and 1998 Consolidated Statements of Stockholders' Equity - Years ended December 31, 2000,
  1999 and 1998
Consolidated Statements of Cash Flows - Years ended December 31, 2000, 1999 and 1998
Notes to Financial Statements - December 31, 2000, 1999 and 1998
Quarterly unaudited financial information is contained in Note 21 of the Notes to Financial Statements.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
-------  ---------------------------------------------------------------
       Financial Disclosure
       --------------------
  Not applicable.


PART III

Item 10.  Directors and Executive Officers of the Registrant
--------  --------------------------------------------------

Item 11.  Executive Compensation
--------  ----------------------

Item 12.  Security Ownership of Certain Beneficial Owners and Management
--------  --------------------------------------------------------------

Item 13.  Certain Relationships and Related Transactions
--------  ----------------------------------------------

  In accordance with General Instruction G(3), the information called for in
Part III is incorporated by reference from the Company's Proxy Statement to be filed no later than April 30, 2001 in connection with the Company's 2001 Annual Meeting of Shareholders.

PART IV

Item 14.  Exhibits, Financial Statements, Schedules and Reports of Form 8-K
--------  -----------------------------------------------------------------

  (a) The following documents are filed as part of this report:

  1. The following consolidated financial statements of the Company as of December 31, 2000, 1999 and 1998 and for the years then ended, and the auditors' report thereon are included in this Form 10-K as Exhibit 99.1:


                                 Consolidated Financial Statements

Consolidated Balance Sheets - December 31, 2000 and 1999
Consolidated Statements of Income - Years Ended December 31, 2000, 1999 and 1998 Consolidated Statements of Stockholders' Equity - Years Ended December 31, 2000,
 1999 and 1998
Consolidated Statements of Cash Flows - Years Ended December 31, 2000, 1999
 and 1998
Notes to Consolidated Financial Statements
Report of Independent Auditors


  2.    Financial Statement Schedules - None.

  3. The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this Form 10-K and such Exhibit Index is incorporated herein by reference.

  (b)   Reports on Form 8-K in quarter ended December 31, 2000:  None
  (c) The exhibits on the accompanying Exhibit Index are filed or incorporated by reference as part of this Form 10-K and such Exhibit Index is incorporated herein by reference.
  (d) Financial Statements excluded from Annual Report pursuant to Rule 14a-3(b)- Not applicable.



                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the under-signed, thereunto duly authorized.



                         RESOURCE BANKSHARES CORPORATION



                              /s/ Lawrence N. Smith
                      President and Chief Executive Officer
                                 Date: 3/22/2001



                            /s/ Eleanor J. Whitehurst
                Senior Vice President and Chief Financial Officer
                                 Date: 3/22/2001

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Lawrence N. Smith and Thomas W. Hunt and each of them individually, as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

In accordance with Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Thomas W. Hunt            Chairman of the Board
Thomas W. Hunt                                                   Date: 3/22/2001

/s/ Lawrence N. Smith         President
Lawrence N. Smith             Chief Executive Officer            Date: 3/22/2001
                              (Principal Executive Officer)
                              Director

/s/ Eleanor J. Whitehurst     Senior Vice President
Eleanor J. Whitehurst,        Chief Financial Officer            Date: 3/22/2001
                              (Principal Financial and
                              Accounting Officer)

/s/ Alfred E. Abiouness       Director
Alfred E. Abiouness                                              Date: 3/22/2001

/s/ T. A. Grell, Jr.          Director
T.A. Grell, Jr.                                                  Date: 3/22/2001

/s/ Louis Ray Jones           Director
Louis Ray Jones                                                  Date: 3/22/2001

/s/ Arthur Russell Kirk       Director
Arthur Russell Kirk                                              Date: 3/22/2001

/s/ Elizabeth A. Twohy        Director
Elizabeth A. Twohy                                               Date: 3/22/2001

                               Exhibit Index
                        Resource Bankshares Corporation


  Exhibit No.                               Description

           2.1  Amended and Restated Agreement and Plan of Merger, dated as of          *
                April 8, 1997 between Resource Bank and Eastern American Bank
                FSB. (Incorporated by reference to Resource Bank's Proxy
                Statement previously filed with the Federal Reserve on June 24,
                1997.)

           3.1  Amended and Restated Articles of Incorporation of Resource              *
                Bankshares Corporation. (Incorporated by reference to
                Registrant's Form 10-Q previously filed with the Commission on
                August 11, 2000.)

           3.2  Bylaws of Resource Bankshares Corporation.  (Incorporated by            *
                reference to Registrant's Form 8-K previously filed with the
                Commission on July 1, 1998.)

           4.1  Certificate of Trust of Resource Capital Trust I.  (Incorporated        *
                by reference to the Registrant's Registration Statement on Form
                S-2, Commission File No. 333-70361, previously filed with the
                Commission on January 8, 1999.)

           4.2  Trust Agreement dated December 23, 1998 between Resource                *
                Bankshares Corporation and Wilmington Trust Company.
                (Incorporated by reference to the Registrant's Registration
                Statement on Form S-2, Commission File No. 333-70361, previously filed with the Commission on January 8, 1999.)

           4.3  Form of Amended and Restated Declaration of Trust for Resource          *
                Capital Trust I.  (Incorporated by reference to the Registrant's
                Registration Statement on Form S-2, Commission File No.
                333-70361, previously filed with the Commission on January 8,
                1999.)

           4.4  Form of Junior Subordinated Indenture between Resource Bankshares       *
                Corporation and Wilmington Trust Company, as Trustee.
                (Incorporated by reference to the Registrant's Registration
                Statement on Form S-2, Commission File No. 333-70361, previously filed with the Commission on January 8, 1999.)

           4.5  Form of Capital Security (included in Exhibit 4.3 above).               *
                (Incorporated by reference to the Registrant's Registration
                Statement on Form S-2, Commission File No. 333-70361, previously filed with the Commission on January 8, 1999.)

           4.6  Form of Junior Subordinated Debt Security (included in Exhibit          *
                4.4 above). (Incorporated by reference to the Registrant's
                Registration Statement on Form S-2, Commission File No.
                333-70361, previously filed with the Commission on January 8,
                1999.)




           4.7  Form of Guarantee Agreement with respect to Trust Securities            *
                issued by Resource Capital Trust I. (Incorporated by reference to the Registrant's Registration Statement on Form S-2, Commission
                File No. 333-70361, previously filed with the Commission on
                January 8, 1999.)

           4.8  Form of Escrow Agreement among McKinnon & Company, Inc., Resource       *
                Capital Trust I, Resource Bankshares Corporation and Wilmington
                Trust Company.  (Incorporated by reference to the Registrant's
                Registration Statement on Form S-2, Commission File No.
                333-70361, previously filed with the Commission on January 8,
                1999.)

          10.1  Director's Stock Option Agreement dated June 15, 1989.                  *
                (Incorporated by reference to Registrant's Form 10-KSB previously filed with the Federal Reserve on April 28, 1993.)

          10.2  Non-Employee Director Incentive Stock Option Plan dated June 15,        *
                1989. (Incorporated by reference to Registrant's Form 10-KSB previously filed with the Federal Reserve on April 28, 1993.)

          10.3  Lease Agreement dated November 1, 1990 by and between Birchwood         *
                Mall Associates and Resource Bank and letter dated November 12,
                1992 from Resource Bank to Fleder, Caplan, Jaffee Associates to amend the lease. (Incorporated by reference to Registrant's Form
                10-KSB previously filed with the Federal Reserve on April 28,
                1993.)

          10.4  Resource Bank 1993 Long-Term Incentive Plan.  (Incorporated by          *
                reference to Registrant's Form 10-KSB previously filed with the
                Federal Reserve on March 22, 1994.)

          10.5  Resource Bank 1993 Long-Term Incentive Plan, First Amendment.           *
                (Incorporated by reference to Registrant's Form 10-KSB previously filed with the Federal Reserve on March 30, 1995.)

          10.6  Lease Agreement dated September 22, 1994 by and between Resource        *
                Mortgage and A.R. Marketing, Inc.  (Incorporated by reference to
                Registrant's Form 10-KSB previously filed with the Federal
                Reserve on March 30, 1995.)

          10.7  Assignment of Lease dated February 28, 1994 with Resource               *
                Mortgage to Contract Publishing, Inc.  (Incorporated by reference to Registrant's Form 10-KSB previously filed with the Federal
                Reserve on March 30, 1995.)

          10.8 Resource Bank 1994 Long-Term Incentive Plan. (Incorporated by reference to Registrant's Form 10-KSB previously filed with the Federal Reserve on March 30, 1995.)




          10.9  Lease Agreement and Addendum to Lease both dated April 20, 1995,        *
                and First Lease Amendment dated December 13, 1995 to Lease by and between Glen Forst Professional Center Associates and Resource
                Bank.  (Incorporated by reference to Registrant's Form 10-KSB previously filed with the Federal Reserve on March 20, 1996.)

         10.10  Lease Agreement dated April 1, 1994 by and between Whooping Crane       *
                Limited Partnership and Southern Mortgage Financial Company.
                (Incorporated by reference to Registrant's Form 10-KSB previously filed with the Federal Reserve on March 20, 1996.)

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

         10.13  Lease Agreement and Addendum to Lease both dated May 1, 1996 by         *
                and between Birchwood Mall Associates and Resource Bank.
                (Incorporated by reference to Registrant's Form 10-KSB previously filed with the Federal Reserve on March 31, 1997.)

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

         10.16  Lease Agreement dated July 22, 1997 by and between Washington           *
                Real Estate Investment Trust and Resource Bank.  (Incorporated by
                reference to Registrant's Form 10-KSB previously filed with the
                Federal Reserve on March 31, 1998.)

         10.17  Lease Agreement dated July 19, 1993 by and between Reston North         *
                Point Village Limited Partnership and Eastern American Bank, FSB.
                (Incorporated by reference to Registrant's Form 10-KSB previously filed with the Federal Reserve on March 31, 1998.)

         10.18  Lease Agreement dated July 18, 1995 by and between The Richmond         *
                Corporation and Eastern American Bank, FSB.  (Incorporated by
                reference to Registrant's Form 10-KSB previously filed with the
                Federal Reserve on March 31, 1998.)



         10.19  Lease Agreement dated October 31, 1995 by and between Elden             *
                Investments, L.L.C. and Eastern American Bank, FSB.
                (Incorporated by reference to Registrant's Form 10-KSB previously filed with the Federal Reserve on  March 31, 1998)

         10.20  Lease Agreement dated October 24, 1994 by and between Greenbrier        *
                Point Partners, L.P. and CitizensBanc Mortgage Company and
                Assignment, Assumption and Release Agreement dated January 7,
                1997 among Citizens Mortgage Company, Resource Bank and
                Greenbrier Point Partners, L.P. (Incorporated by reference to
                Registrant's Form 10-KSB previously filed with the Federal
                Reserve on March 31, 1998.)

         10.21  Lease Agreement dated December 5, 1996 and Amendment dated August       *
                5, 1997 by and between The Bon Air Green Company and Resource
                Bank. (Incorporated by reference to Registrant's Form 10-KSB previously filed with the Federal Reserve on March 31, 1998.)

         10.22  Employment Agreement dated January 1 , 1999 by and between              *
                Resource Bank and T. A. Grell, Jr. (Incorporated by reference to
                Registrant's Form 10-K previously filed with the Securities &
                Exchange Commission on March 31, 1999)

         10.23  Employment Agreement dated January 1, 1999, by and between              *
                Resource Bank and Harvard R. Birdsong, as amended. (Incorporated by reference to Registrant's Form 10-Q previously filed with the
                Securities & Exchange Commission on August 16, 1999)

         10.24  Employment Agreement dated January 1, 1999, by and between              *
                Resource Bank and Debra C. Dyckman, as amended. (Incorporated by reference to Registrant's Form 10-Q previously filed with the
                Securities & Exchange Commission on August 16, 1999)

         10.25  Employment Agreement dated January 1, 1999, by and between              *
                Resource Bank and Lawrence N. Smith, as amended. (Incorporated by reference to Registrant's Form 10-Q previously filed with the
                Securities & Exchange Commission on August 16, 1999)

         10.26  Employment Agreement dated January 1, 1999, by and between              *
                Resource Bank and Eleanor J. Whitehurst, as amended.
                (Incorporated by reference to Registrant's Form 10-Q previously filed with the Securities & Exchange Commission on August 16,
                1999)

         10.27  First Amendment to Employment Agreement dated January 1, 1999, by       *
                and between Resource Bank and T.A. Grell, Jr. (Incorporated by reference to Registrant's Form 10-Q previously filed with the
                Securities & Exchange Commission on August 16, 1999)

        **21.1  Subsidiaries of Registrant.

        **23.1  Consent of Goodman & Company, L.L.P.


        **24.1  Powers of Attorney (included on signature page)

        **99.1  Consolidated Financial Statements

*     Not filed herewith; incorporated by reference.

**    Filed herewith.