Form 10-Q
period 2001-03-31
RESOURCE BANKSHARES CORP
filed 2001-05-14
CIK 1065002

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001
                                                --------------


                       Commission File Number: 000-24561
                                               ---------

                        RESOURCE BANKSHARES CORPORATION
            (Exact name of Registrant as specified in its charter)

                Virginia                              54-1904386
                --------                              ----------
    (State or other jurisdiction of     ( I.R.S. Employer Identification No.)
      incorporation or organization)


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

At March 31, 2001, 2,615,214 shares of Resource Bankshares Corporation's common stock, $1.50 par value, were outstanding.

                         RESOURCE BANKSHARES CORPORATION
                                    FORM 10-Q
                                 MARCH 31, 2001

                                      INDEX

PART I.  FINANCIAL INFORMATION

       Item 1.      Financial Statements

                    Consolidated Balance Sheets as of March 31, 2001 and
                    December 31, 2000                                                        3

                    Consolidated Statements of Income for the periods ended
                    March 31, 2001 and 2000                                                  4

                    Consolidated Statements of Stockholders' Equity for the period
                    ended March 31, 2001                                                     5

                    Consolidated Statements of Cash Flows for the periods ended
                    March 31, 2001 and 2000                                                  6

                    Notes to Consolidated Financial Statements                               7

       Item 2.      Management's Discussion and Analysis of Financial Condition             10
                    and Results of Operations

       Item 3.      Quantitative and Qualitative Disclosures about Market Risks             17

PART II. OTHER INFORMATION

       Item 1.      Legal Proceedings                                                       17

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements


RESOURCE BANKSHARES CORPORATION
CONSOLIDATED BALANCE SHEETS                                                                     March 31      December 31
                                                                                                    2001             2000
                                                                                             (Unaudited)

                                                                                                (Dollars in thousands)
ASSETS
Cash and due from banks                                                                        $   5,716        $   7,147
Interest bearing deposits                                                                          3,150            2,195
Federal funds sold                                                                                     -                -
                                                                                               ---------        ---------
                                                                                                   8,866            9,342

Funds advanced in settlement of mortgage loans                                                    42,406           15,445
Securities available for sale (amortized cost of $21,628 and $18,631, respectively)               21,626           18,317
Securities held to maturity (fair value of $65,317 and $64,024, respectively)                     63,393           63,804
Loans, net
  Commercial                                                                                      69,230           68,274
  Real estate - construction                                                                      78,403           72,395
  Commercial real estate                                                                          98,601           98,844
  Residential real estate                                                                         44,763           44,817
  Installment and consumer loans                                                                   4,476            4,183
                                                                                               ---------        ---------
TOTAL LOANS                                                                                      295,473          288,513
  Allowance for loan losses                                                                       (3,742)          (3,521)
                                                                                               ---------        ---------
NET LOANS                                                                                        291,731          284,992

Other real estate owned                                                                                -                -
Premises and equipment, net                                                                        4,957            3,761
Other assets                                                                                       7,870            5,822
Accrued interest                                                                                   2,992            3,011
                                                                                               ---------        ---------

                                                                                               $ 443,841        $ 404,494
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Non-interest bearing                                                                         $  12,953        $  13,511
  Interest bearing                                                                               362,519          317,133
                                                                                               ---------        ---------
TOTAL DEPOSITS                                                                                   375,472          330,644

Federal funds purchased                                                                            3,000            7,546
FHLB advances                                                                                     30,300           30,300
Other liabilities                                                                                  3,345            4,321
Accrued interest                                                                                   2,112            2,811
Capital debt securities                                                                            9,200            9,200
                                                                                               ---------        ---------
TOTAL LIABILITIES                                                                                423,429          384,822

STOCKHOLDERS' EQUITY
 Preferred stock, par value $10 per share,
   Shares authorized: 500,000; none issued and outstanding                                             -                -
 Common stock, par value $1.50 a share
  Shares authorized: 6,666,666
  Shares issued and outstanding:
  2001 - 2,615,214; 2000 - 2,623,861                                                               3,923            3,936
 Additional paid-in capital                                                                       10,900           10,989
 Retained earnings                                                                                 5,639            5,005
 Accumulated other comprehensive income (loss)                                                       (50)            (258)
                                                                                               ---------        ---------
                                                                                                  20,412           19,672
                                                                                               ---------        ---------
                                                                                               $ 443,841        $ 404,494
                                                                                               =========        =========

        See notes to consolidated financial statements.

RESOURCE BANKSHARES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS                                   Three months ended
(UNAUDITED)                                                                  March 31
                                                                        2001           2000
                                                                      (Dollars in Thousands)
Interest and dividend income
 Interest and fees on loans                                               $ 6,000        $ 5,353
                                                                      --------------------------
Interest on investment securities:
  Interest and dividends on securities available for sale                     215            143
  Interest on securities held to maturity                                   1,436            470
                                                                      --------------------------
                                                                            1,651            613
                                                                      --------------------------
 Interest on federal funds sold                                                 -             75
 Interest on funds advanced in settlement of mortgage loans                   333            212
                                                                      --------------------------
   Total interest income                                                    7,984          6,253
                                                                      --------------------------
Interest expense
 Interest on deposits                                                       4,724          3,559
 Interest on short term borrowings                                            137            203
 Interest on long term borrowings                                             627            268
                                                                      --------------------------
   Total interest expense                                                   5,488          4,030
                                                                      --------------------------

   Net interest income                                                      2,496          2,223

Provision for loan losses                                                     (45)          (100)
                                                                      --------------------------
   Net interest income after provision for loan losses                      2,451          2,123

Noninterest income
 Mortgage banking income                                                    2,520          1,507
 Service charges                                                              301            177
 Gain on sale of assets                                                         -            291
 Other                                                                        197            202
                                                                      --------------------------
                                                                            3,018          2,177
                                                                      --------------------------
Noninterest expense
 Salaries and employee benefits                                             2,695          1,833
 Occupancy expenses                                                           311            321
 Depreciation and equipment maintenance                                       248            225
 Stationery and supplies                                                      118            107
 Marketing and business development                                           107             93
 Professional fees                                                             34             89
 Outside computer services                                                    128            138
 FDIC insurance                                                                16             12
 Other                                                                        474            340
                                                                      --------------------------
                                                                            4,131          3,158
                                                                      --------------------------

Income before income tax                                                    1,338          1,142
Income tax expense                                                            388            348
                                                                      --------------------------

Net income                                                                $   950        $   794
                                                                      ==========================

Cash dividends declared per common share                                  $  0.12        $  0.10
                                                                      ==========================

Basic earnings per common share                                           $  0.36        $  0.31
                                                                      ==========================

Diluted earnings per common share                                         $  0.34        $  0.30
                                                                      ==========================

See notes to consolidated financial statements.

RESOURCE BANKSHARES CORPORATION
STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)

Three Months Ended March 31, 2001                                             (Dollars in thousands)
                                                                                                 Accumulated
                                                                                                    Other
                                                                        Additional              Comprehensive
                                                      Common Stock       Paid-in     Retained       Income
                                                     Shares   Amount     Capital     Earnings       (Loss)             Total
                                                  -------------------------------------------------------------------------------
Balance, December 31, 2000                        2,623,861      $3,936    $10,989      $5,005           ($258)          $19,672

Comprehensive income:
   Net income                                             -           -          -         950               -               950

Changes in unrealized appreciation
  (depreciation) on securities available
  for sale, net of reclassification
  adjustment and tax effect                               -           -          -           -             208               208
                                                                                                                             ---
        Total comprehensive income                                                                                         1,158
                                                                                                                           -----
Reacquisition of common stock                        (8,647)        (13)       (89)          -               -              (102)

Cash dividends declared - $.12 per share                  -           -          -        (316)              -              (316)
                                                  -------------------------------------------------------------------------------
Balance, March 31, 2001                           2,615,214      $3,923    $10,900      $5,639            ($50)          $20,412
                                                  ===============================================================================

See notes to consolidated financial statements.

RESOURCE BANKSHARES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                  Three months ended
                                                                           March 31, 2001   March 31, 2000
Operating activities
                                                                                  (Dollars in thousands)
                                                                                  ----------------------
  Net income                                                                    $     950        $     794
  Adjustments to reconcile to net cash provided
   (used) by operating activities:
   Provision for losses on loans and other real estate owned                           45              100
   Provision for losses on funds advanced in settlement of
     mortgage loans                                                                     -               25
   Depreciation and amortization                                                      163              161
  Amortization of investment securities premiums, net of
     discounts                                                                       (886)             (12)
   Gain on sale of loans or other real estate owned                                  (179)            (152)
   Gain on disposition of premises and equipment                                        -               (7)
   Gain on sale of assets                                                               -             (291)
   Deferred loan origination fees, net of costs                                        87              336
   Changes in:
    Funds advanced in settlement of mortgage loans                                (26,961)          (2,663)
    Interest receivable                                                                19             (216)
    Interest payable                                                                 (698)             552
    Other assets                                                                     (922)            (759)
    Other liabilities                                                                (976)             478
                                                                                ---------        ---------
     Net cash used by operating activities                                        (29,358)          (1,654)
                                                                                ---------        ---------

Investing activities:
  Proceeds from sales and maturities of available-for-sale securities                 744              250
  Proceeds from maturities of held-to-maturity securities                             965               22
  Purchases of available-for-sale securities                                       (3,512)            (165)
  Purchases of held-to-maturity securities                                              -          (12,437)
  Loan originations, net of principal repayments                                   (6,693)          (1,265)
  Net cash used for acquisitions                                                   (1,125)               -
  Purchases of premises, equipment and other assets                                (1,360)            (178)
                                                                                ---------        ---------
     Net cash used by investing activities                                        (10,981)         (13,773)
                                                                                ---------        ---------

Financing activities:
  Proceeds from exercise of stock options and warrants                                  -               50
  Payments to reacquire common stock                                                 (102)               -
  Cash dividends paid                                                                (316)            (257)
  Repayments of federal funds purchased                                            (4,546)               -
  Net repayments on FHLB advances                                                       -           (2,000)
  Net (decrease)  increase in demand deposits,
     NOW accounts and savings accounts                                             (4,127)          18,827
  Net increase in certificates of deposit                                          48,954            4,356
                                                                                ---------        ---------
     Net cash provided by financing activities                                     39,863           20,976
                                                                                ---------        ---------

Increase (decrease)  in cash and cash equivalents                                    (476)           5,549
Cash and cash equivalents at beginning of period                                    9,342            7,065
                                                                                ---------        ---------
Cash and cash equivalents at end of period                                      $   8,866        $  12,614
                                                                                =========        =========
Supplemental schedules and disclosures of
  cash flow information:

  Cash paid for:
     Interest on deposits and other borrowings                                  $   6,186        $   3,479
                                                                                ---------        ---------

See notes to consolidated financial statements.

                        RESOURCE BANKSHARES CORPORATION

                  Notes to Consolidated Financial Statements
                                March 31, 2001
                                  (UNAUDITED)
                 (Dollars in thousands, except per share data)

Organization and Summary of Significant Accounting Policies

(1)  GENERAL

     Resource Bankshares Corporation, a Virginia Corporation (the "Company"), was incorporated under the laws of the Commonwealth of Virginia on February 4, 1998, primarily to serve as a holding company for Resource Bank (the "Bank").

     The consolidated financial statements of the Company include the accounts of its wholly owned subsidiary, Resource Bank and the Bank's wholly owned subsidiaries, CW and Company of Virginia and Resource Service Corporation. All significant inter-company balances and transactions have been eliminated in consolidation.

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

(3)  ALLOWANCE FOR LOAN LOSSES

               Changes in the allowance for loan losses are as follows:
               Balance as of January 1, 2001               $3,521
               Provision for loan losses                       45
               Loans charged off                               (3)
               Recoveries                                     179
                                                           ------
               Balance at March 31, 2001                   $3,742
                                                           ======

(4)  NET INCOME PER SHARE


     Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised, converted into common stock or resulted in the issuance of common stock that then shares in the earnings of the entity. The weighted average number of basic shares outstanding for the three months ended March 31, 2001 and 2000 were 2,616,543 and 2,555,213, respectively. The diluted weighted average number of shares for the three months ended March 31, 2001 and 2000 were 2,800,120 and 2,690,696, respectively.

(5)  COMPREHENSIVE INCOME

The components of other comprehensive income and related tax effects for the three months ended March 31, 2001 and 2000 are as follows:

                                                                                          Three months ended
                                                                                March 31, 2001           March 31, 2000
             Unrealized holding gains (losses) arising during the
             period on available-for-sale
             securities                                                              $    312                     ($210)
             Tax effect                                                                 ($104)                       76
                                                                                     ---------                   ------
             Net-of-tax amount                                                       $    208                     ($134)
                                                                                     ========                    ======



     No reclassification adjustment was necessary as no realized gains or losses were included in net income for the period.

(6)  SUBSEQUENT EVENTS

     In April 2001, the Board of Directors of the Company declared a $0.12 per common share dividend to shareholders of record as of April 12, 2001. The dividend was paid on April 26, 2001.

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

     The mortgage banking segment's most significant revenue and expense are non-interest income and non-interest expense, respectively. The Company's segments are reported below for the periods ended March 31, 2001 and March 31, 2000.

Selected Financial Information

                                                           Commercial and        Mortgage Banking
                                                          Other Operations       Operations              Total
                                                      --------------------------------------------------------
Three Months Ended March 31, 2001:
Net interest income after provision for loan losses               $  2,350               $    101     $  2,451
Noninterest income                                                     508                  2,510        3,018
Noninterest expense                                                 (1,949)                (2,182)      (4,131)
                                                                  --------               --------     --------
Net income before income taxes                                    $    909               $    429     $  1,338
                                                                  ========               ========     ========

Three Months Ended March 31, 2000:
Net interest income after provision for loan losses               $  2,051               $     72     $  2,123
Noninterest income                                                     670                  1,507        2,177
Noninterest expense                                                 (1,701)                (1,457)      (3,158)
                                                                  --------               --------     --------
Net income before income taxes                                    $  1,020               $    122     $  1,142
                                                                  ========               ========     ========

Segment Assets

                                                      Commercial          Mortgage
                                                      and Other           Banking
                                                      Operations         Operations         Total
                                                      --------------------------------------------
March 31, 2001                                         $441,812           $   2,029       $443,841
                                                       ========           =========       ========

March 31, 2000                                         $328,416           $     648       $329,064
                                                       ========           =========       ========

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

     Total assets at March 31, 2001 were $443,841, up 9.7% from $404,494 at December 31, 2000, reflecting growth in securities and loans. The Company purchased $3,500 of securities during the first three months of 2001, net loans increased by $6,739, and funds advanced in settlement of mortgage loans increased by $26,961 during the same period. The principal components of the Company's assets at the end of the period were $85,019 in securities, $8,866 in cash and cash equivalents, $42,406 in funds advanced in settlement of mortgage loans and $291,731 in net loans. The Company's lending activities are a principal source of income.

     Total liabilities at March 31, 2001 were $423,429, up from $384,822 at December 31, 2000, with the increase represented by $44,828 (13.6%) growth in deposits offset by a decrease of $4,546 (12.0%) in borrowed funds. Non-interest bearing demand deposits decreased $558 or 4.1%, while interest bearing deposits increased by $45,386 or 14.3%. The Company's deposits are provided by individuals and businesses located within the communities served as well as the national market.

     The Bank purchased a commercial mortgage company during the first quarter of 2001. Atlantic Mortgage & Investment Company ("Atlantic Mortgage") was purchased from Progress Realty Advisors, Inc., a Pennsylvania corporation and operates as a division of Resource Bank. Atlantic Mortgage specializes in commercial mortgage originations, placements and servicing primarily along the Atlantic coast, with offices in Richmond and Chesapeake, Virginia and Raleigh, North Carolina.

     During the first quarter of 2001 the Bank purchased First Jefferson Mortgage Corporation ("First Jefferson"), a Virginia based mortgage loan origination company. First Jefferson's business and operations have been integrated into Resource Mortgage, a division of Resource Bank. The purchase of First Jefferson added offices in Fort Lauderdale and Jacksonville, Florida and Roanoke, Virginia, as well as in the Hampton Roads and Richmond areas. First Jefferson closed over $250 million mortgage loans in 2000.

     Total stockholders' equity at March 31, 2001 was $20,412, compared to $19,672 at December 31, 2000. The Company had net income of $950 for the three months ended March 31, 2001 compared with net income of $794 for the comparable period in 2000, an increase of 19.7%. This increase is attributable to the growth in interest bearing assets and increases in mortgage banking income.

     Profitability as measured by the Company's return on average assets (ROA) was 0.9% for the three months ended March 31, 2001, down 0.1% from the same period of 2000. A key indicator of performance, the return on average equity
(ROE) was 19.5% and 19.8% for the three months ended March 31, 2001 and 2000, respectively.

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

     Net interest income on a tax equivalent basis, before provision for loan losses, increased to $2,623 for the three months ended March 31, 2001 versus $2,223 for the same period in 2000, an increase of 18.0%. Average interest earning assets increased $90,623 from March 31, 2000 to the current period with the largest increase being the result of significant purchases of higher yielding investment securities during 2000. The first quarter of 2001 reflects the impact of this increase in both volume and yield compared to the three month period ended March 31, 2000. Average interest bearing liabilities increased $87,395 during the same comparative period. The yield on average interest earning assets increased 10 basis points to 8.3% at March 31, 2001, compared to 8.2% at March 31, 2000. The rate on interest bearing liabilities increased 30 basis points to 6.0% at March 31, 2001, compared to 5.7% at March 31, 2000.

Average Balances, Income and Expenses, Yields and Rates

The following table sets forth average balances of total interest earning assets and total interest bearing liabilities for the periods indicated, showing the average distribution of assets, liabilities, stockholders' equity and the related income, expense and corresponding weighted average yields and costs.

                                                              Three months ended                   Three months ended
                                                                March 31, 2001                       March 31, 2000
                                                         Average               Yield/         Average               Yield/
                                                         Balance   Interest   Rate (2)        Balance   Interest   Rate (2)
                                                                                (Dollars in thousands)
                                                        -------------------------------------------------------------------
Assets
Interest-earning assets:
 Securities (1)                                         $ 82,591     $1,708      8.39%       $ 34,393     $  592      6.89%
 Loans (3)                                               290,511      6,000      8.38%        255,949      5,353      8.37%
 Interest-bearing deposits                                 7,153         70      3.97%          6,718         96      5.72%
 Other interest-earning assets (4)                        16,302        333      8.28%          9,234        212      9.18%
                                                        -------------------------------------------------------------------
  Total interest-earning assets                          396,557      8,111      8.30%        306,294      6,253      8.17%
Noninterest earning assets:
   Cash and due from banks                                 4,935                                4,036
   Premises and equipment                                  4,136                                3,846
   Other assets                                            8,726                                7,626
   Less: Allowance for loan losses                        (3,659)                              (2,730)
                                                        --------                             --------

     Total noninterest earning assets                     14,138                               12,778
                                                        --------                             --------

Total assets                                            $410,695                             $319,072
                                                        --------                             --------
Liabilities and Stockholders' Equity

Interest-bearing liabilities:
 Interest-bearing deposits:
  Demand/Money Market Accounts                          $128,713     $1,766      5.56%       $ 19,653     $  233      4.74%
  Savings                                                  5,514         47      3.46%         21,045        249      4.73%
  Certificates of deposit                                189,952      2,910      6.21%        216,594      3,077      5.68%
                                                        -------------------------------------------------------------------
     Total interest-bearing deposits                     324,179      4,723      5.91%        257,292      3,559      5.53%

  FHLB advances and other borrowings                      39,106        552      5.72%         18,598        270      5.81%
  Capital debt securities                                  9,200        213      9.26%          9,200        201      8.74%
                                                        -------------------------------------------------------------------
     Total liabilities interest-bearing                  372,485      5,488      5.98%        285,090      4,030      5.65%

Non-interest-bearing liabilities:
  Demand deposits                                         13,928                               15,022
  Other liabilities                                        4,800                                2,864
                                                        --------                             --------
    Total liabilities non-interest-bearing                18,728                               17,886

Stockholders' equity                                      19,482                               16,096
                                                        --------                             --------

Total liabilities and stockholders' equity              $410,695                             $319,072
                                                        --------                             --------


Interest rate spread (1) (5)                                                      2.32%                              2.52%
Net interest income/net interest margin (1) (6)                      $2,623       2.68%                   $2,223     2.90%

(1) Tax equivalent basis. The tax equivalent adjustment to net interest income was $127 thousand and $0 for the three months ended March 31, 2001 and 2000, respectively.

(2) Yield and rate percentages are all computed through the annualization of interest income and expenses based on 365 days, divided by average daily balances based on amortized cost.

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

(6) Net interest margin is net interest income annuslized, expressed as a percentage of average earning assets.

            Non-interest income increased from $2,177 for the three months ended March 31, 2000 to $3,018 for the same period in 2001. This increase was primarily attributable to increased activity in the Company's mortgage banking operations. Mortgage banking made a significant contribution to the Company's results in the first three months of 2001. For the three months ended March 31, 2001, mortgage banking income increased by 67.2% or $1,013 to $2,520 versus the same period of 2000. Because of the uncertainty of future loan origination volume and the future level of interest rates, there can be no assurance that the Company will realize the same level of mortgage banking income in future periods. Other non-interest income decreased by $172 to $498 for the three months ending March 31, 2001 compared to the same period in 2000. Service charges increased (70.1%) while other non-interest income decreased (60.0%). The gain on sale of assets of $291 was due to the full recognition of a deferred gain on the sale of a building during the three months ended March 31, 2000.

            For the three months ended March 31, 2001, the Company's non-interest expense totaled $4,131 or 30.8% higher than the same period in 2000. This increase was the result of adding Atlantic Mortgage & Investment to the Company's commercial mortgage division and First Jefferson Mortgage Corporation to the residential mortgage group. The largest component of non-interest expense, salaries and employee benefits, which represents 65.2% of total non-interest expense, increased 47.0% to $2,695 for the three months ended March 31, 2001 over the same period in 2000, and was primarily attributed to the aforementioned additions. Occupancy expense decreased by 3.1% to $311, depreciation and equipment maintenance increased by 10.2% to $248, marketing and business development increased 15.1% to $107, and outside computer services decreased by 7.3% to $128 for the three months ended March 31, 2001 over the same period in 2000.

            In establishing the allowance for loan losses, management considers a number of factors, including loan asset quality, related collateral and economic conditions prevailing during the loan's repayment. In its loan policies, management emphasizes the borrower's ability to service the debt, the borrower's general creditworthiness and the quality of collateral. The allowance for loan losses as a percentage of period-end loans was 1.3% and 1.1% at March 31, 2001 and 2000, respectively. The provisions for loan losses were $45 and $100 for the three months ended March 31, 2001 and 2000, respectively.

            While the Company believes it has sufficient allowance for its existing portfolio, there can be no assurances that an additional allowance for losses on existing loans may not be necessary in the future, particularly if the economy worsens.

Summary of Loan Loss Experience

The following table presents the Company's loan loss experience and selected loan loss ratios for the six months ended March 31, 2001 and 2000.

                                                                                 Three months ended
                                                                                       March 31
                                                                              2001                 2000
                                                                              ----                 ----
                                                                                 (Dollars in thousands)
Balance of allowance for loan losses
  at beginning of year                                                     $  3,521             $  2,686
Loans charged-off:
 Commercial                                                                       -                  (78)
 Installment                                                                      -                    -
 Real Estate                                                                     (3)                   -
 Credit Cards and Other Consumer                                                  -                    -
                                                                           --------             --------
 Total loans charged-off                                                        (3)                 (78)
                                                                           --------             --------
Recoveries of loans previously charged off:
 Commercial                                                                      83                   99
 Installment                                                                      -                    -
 Real Estate                                                                     96                    3
 Credit Cards and Other Consumer                                                  -                    -
                                                                           --------             --------
 Total recoveries                                                               179                  102
                                                                           --------             --------
Net loan (charge-offs) recoveries                                               176                   24
Additions to allowance charged to expense                                        45                  100
Balance at end of period                                                   $  3,742             $  2,810
                                                                           ========             ========

Average loans                                                              $290,511             $255,949

Loans at end of period                                                     $295,473             $256,775
Selected Loan Loss Ratios:
 Net charge-offs (recoveries) during the period to average loans              -0.06%               -0.01%
 Provision for loan losses to average loans                                    0.02%                0.04%
 Provision for loan losses to net charge-offs (recoveries) during
  the period                                                                    -26%                -417%

 Allowance for loan losses to loans at end of period                           1.27%                1.09%

  Non-performing assets at end of period                                    $ 1,040              $    689

 Non-performing assets to total loans at end of period                         0.35%                0.27%

  Allowance for loan losses to non-performing assets at end
   of period                                                                    360%                 408%

Non Performing Assets

The following table presents the Company's non performing assets for the periods set forth.

                                                   March 31     December 31
                                                       2001            2000
                                                       ----            ----
                                                     (Dollars in thousands)

Non accrual loans                                    $    734      $  1,015
Other real estate                                           -             -
Loans 90 days or more past due and still
  accruing interest                                       306           320
                                                     --------      --------
      Total non performing assets                    $  1,040      $  1,335
                                                     ========      ========

       Total assets                                  $443,841      $404,494
                                                     ========      ========

       Total non performing assets to total assets       0.23%         0.33%
                                                     ========      ========

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

         Liquidity represents the institution's ability to meet present and future financial obligations. Liquid assets include cash, interest bearing deposits with banks, federal funds sold, investments and loans maturing within one year. The Company's funding requirements are supplied from a range of traditional sources, including various types of demand deposits, money market accounts, certificates of deposit and short-term borrowings. Federal Home Loan Bank ("FHLB") advances are utilized as funding sources by the Company. At March 31, 2001, there were $30,300 in FHLB advances outstanding. The Company has an available warehouse line of credit collateralized by first mortgage loans amounting to $75,000, which expires December 4, 2001. The Company has no reason to believe this arrangement will not be renewed. The Bank had no outstanding warehouse advances at March 31, 2001 and 2000, respectively.

         The Company purchased Federal Funds from correspondent institutions in the amount of $3,000 and $0 at March 31, 2001 and 2000, respectively. The Company has unused lines of credit with other correspondent banks of $10,000 and $3,000.

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

         The Company's financial position at March 31, 2001 reflects liquidity and capital levels that management believes are currently adequate to fund anticipated future business expansion. Capital ratios are in excess of required regulatory minimums. The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance, and changing competitive conditions and economic forces. The adequacy of the Company's capital is reviewed by management on an ongoing basis. Management seeks to maintain a capital structure that will assure an adequate level of capital to support anticipated asset growth and to absorb potential losses.

         The following table presents the amounts of the Company's interest sensitive assets and liabilities that mature or reprice in the periods indicated.

                                                                                  March 31,2001
                                                                                   Maturing or
                                                                                    Repricing
                                                   ---------------------------------------------------------------------
                                                        Within       4-12            1 - 5         Over
                                                        ------       ----            -----         ----
                                                      3 months      Months           Years        5 Years        Total
                                                      ---------     ------           -----        -------        -----
                                                                          (Dollars in thousands)
     Interest-Earning Assets:
         Investment securities                        $ 29,377     $23,225          $13,352       $19,065        $85,019
         Loans                                         163,458      19,770           90,004        22,241        295,473
         Interest bearing deposits                       3,150           -             -             -             3,150
         Other interest-earning assets                  42,406           -             -             -            42,406
                                                   ---------------------------------------------------------------------
     Total interest-earning assets                     238,391      42,995          103,356        41,306        426,048
                                                   ---------------------------------------------------------------------

     Interest-Bearing Liabilities:
        Deposits
            Demand and savings (1)                     117,585           -           17,929             -        135,514
             Time deposits, $100,000 and over            1,528       5,078              685             -          7,291
            Other time deposits                         45,511     133,021           41,132            50        219,714
        Other interest-bearing liabilities               3,000         300                -        30,000         33,300
        Capital debt securities                              -           -                -         9,200          9,200
                                                   ---------------------------------------------------------------------
     Total interest-earning liabilities                167,624     138,399           59,746        39,250        405,019
                                                   ---------------------------------------------------------------------

              Period Gap                              $ 70,767    ($95,404)         $43,610        $2,056        $21,029
                                                   ---------------------------------------------------------------------

              Cumulative Gap                          $ 70,767    ($24,637)         $18,973       $21,029
                                                   ------------------------------------------------------

              Ratio cumulative gap to total
                 interest-earning assets                 16.61%      -5.78%            4.45%         4.94%
                                                   ------------------------------------------------------

   (1) Management has determined that interest checking, money market (except those generated by e-banking) and savings accounts are not sensitive to changes in related market rates and, therefore, have been placed in the 1-5 years category.

         The capital adequacy standards are based on an established minimum for Tier 1 Risk-Based Capital, Risk-Based Capital and the Tier 1 Leverage Ratio. The following table summarizes regulatory capital ratios for the Company and its subsidiary at March 31, 2001.

                                                                    Resource         Resource
                                             Required Ratio         Bankshares         Bank
                                             --------------         ----------      -----------
                  Tier 1 risk-based              4.00%                8.38%            8.85%

                  TTotal risk-based              8.00%                9.56%           10.04%

                  Tier 1 leverage                4.00 to 5.00%        6.46%            6.86%

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

         Market Risk Management

         The Company's primary market risk exposure is interest rate risk. Fluctuations in interest rates will impact both the level of interest income and interest expense and the market value of the Company's interest earning assets and interest bearing liabilities. There were no material changes in the Company's market risk management strategy, as stated in the Company's 2000 annual report, during the first three months of 2001.

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

                         RESOURCE BANKSHARES CORPORATION


                             /s/ Lawrence N. Smith
                             -----------------------
                               Lawrence N. Smith
                      President & Chief Executive Officer
                              Date: May 11, 2001




                           /s/ Eleanor J. Whitehurst
                          ----------------------------
                             Eleanor J. Whitehurst
                Senior Vice President & Chief Financial Officer
                              Date: May 11, 2001