Form 10-Q
period 2001-06-30
RESOURCE BANKSHARES CORP
filed 2001-08-13
CIK 1065002

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001
                                                 -------------


                        Commission File Number: 000-24561


                         RESOURCE BANKSHARES CORPORATION
             (Exact name of Registrant as specified in its charter)

             Virginia                                54-1904386
   -------------------------------     ------------------------------------
   (State or other jurisdiction of     ( I.R.S. Employer Identification No.)
   incorporation or organization)


         3720 Virginia Beach Blvd., Virginia Beach, VA     23452
         -------------------------------------------------------
            (Address of principal executive offices)     (Zip Code)

                                 (757) 463-2265
                         ------------------------------
                         (Registrant's telephone number,
                              including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes  X   No
          ---     ---

At June 30, 2001, 3,110,214 shares of Resource Bankshares Corporation's common stock, $1.50 par value, were outstanding.

                         RESOURCE BANKSHARES CORPORATION
                                    FORM 10-Q
                                  JUNE 30, 2001

                                      INDEX

PART I.  FINANCIAL INFORMATION

  Item 1. Financial Statements

          Consolidated Balance Sheets as of June 30, 2001 and
          December 31, 2000                                                  3

          Consolidated Statements of Income for the periods ended
          June 30, 2001 and 2000                                             4

          Consolidated Statements of Stockholders' Equity for the period
          ended June 30, 2001                                                5

          Consolidated Statements of Cash Flows for the periods ended
          June 30, 2001 and 2000                                             6

          Notes to Consolidated Financial Statements                         7

  Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                         11

  Item 3. Quantitative and Qualitative Disclosures about Market Risks       19

PART II. OTHER INFORMATION

  Item 1. Legal Proceedings                                                 19

  Item 4. Submission of Matters to a Vote of Security Holders               19

  Item 6. Exhibits and Reports on Form 8-K                                  20

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

RESOURCE BANKSHARES CORPORATION
CONSOLIDATED BALANCE SHEEETS


                                                                                          June 30     December 31
                                                                                           2001          2000
                                                                                       (Unaudited)
                                                                                         (Dollars in thousands)
ASSETS
Cash and due from banks                                                                 $   5,485      $   7,147
Interest bearing deposits                                                                   6,508          2,195
Federal funds sold                                                                           --             --
                                                                                        ---------      ---------
                                                                                           11,993          9,342

Funds advanced in settlement of mortgage loans                                             58,142         15,545
Securities available for sale (amortized cost of $79,545 and $18,631, respectively)        79,852         18,317
Securities held to maturity (fair value of $0 and $64,024, respectively)                     --           63,804
Loans, net
  Commercial                                                                               71,625         68,274
  Real estate - construction                                                               73,840         72,395
  Commercial real estate                                                                  105,904         98,844
  Residential real estate                                                                  45,073         44,817
  Installment and consumer loans                                                            5,475          4,183
                                                                                        ---------      ---------
TOTAL LOANS                                                                               301,917        288,513
  Allowance for loan losses                                                                (3,800)        (3,521)
                                                                                        ---------      ---------
NET LOANS                                                                                 298,117        284,992

Other real estate owned                                                                      --             --
Premises and equipment, net                                                                 7,758          3,761
Other assets                                                                                9,031          5,822
Accrued interest                                                                            3,085          3,011
                                                                                        ---------      ---------
                                                                                        $ 467,978      $ 404,494
                                                                                        =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Non-interest bearing                                                                  $  14,461      $  13,511
  Interest bearing                                                                        370,938        317,133
                                                                                        ---------      ---------
TOTAL DEPOSITS                                                                            385,399        330,644

Federal funds purchased                                                                     7,600          7,546
FHLB advances                                                                              30,300         30,300
Other liabilities                                                                           4,901          4,321
Accrued interest                                                                            2,813          2,811
Capital debt securities                                                                     9,200          9,200
                                                                                        ---------      ---------
TOTAL LIABILITIES                                                                         440,213        384,822

STOCKHOLDERS' EQUITY
 Preferred stock, par value $10 per share,
   Shares authorized: 500,000; none issued and outstanding                                   --             --
 Common stock, par value $1.50 a share
  Shares authorized: 6,666,666
  Shares issued and outstanding:
  2001 - 3,110,214; 2000 2,623,861                                                          4,665          3,936
 Additional paid-in capital                                                                16,526         10,989
 Retained earnings                                                                          6,371          5,005
 Accumulated other comprehensive income (loss)                                                203           (258)
                                                                                        ---------      ---------
                                                                                           27,765         19,672
                                                                                        ---------      ---------
                                                                                        $ 467,978      $ 404,494
                                                                                        =========      =========


See notes to consolidated financial statements.

RESOURCE BANKSHARES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                                 Three months ended       Six months ended
                                                                       June 30                June 30
                                                                  2001       2000         2001       2000
                                                              (Dollars in Thousands)   (Dollars in Thousands)
Interest and dividend income
 Interest and fees on loans                                     $ 5,549     $ 5,494     $11,549     $10,847
                                                                -------------------------------------------
 Interest on investment securities:
    Interest and dividends on securities available for sale         225         143         420         286
    Interest on securities held to maturity                       1,358         541       2,814       1,010
                                                                -------------------------------------------
                                                                  1,583         684       3,234       1,296
                                                                -------------------------------------------

 Interest on federal funds sold                                    --            94        --           170
 Interest on funds advanced in settlement of mortgage loans         887         411       1,220         623
                                                                -------------------------------------------
     Total interest income                                        8,019       6,683      16,003      12,936
                                                                -------------------------------------------
Interest expense
 Interest on deposits                                             4,878       3,924       9,602       7,484
 Interest on borrowings                                             448         217         999         487
 Interest on capital debt securities                                213         213         426         414
                                                                -------------------------------------------
     Total interest expense                                       5,539       4,354      11,027       8,385
                                                                -------------------------------------------

     Net interest income                                          2,480       2,329       4,976       4,551

Provision for loan losses                                          --          --            45         100
                                                                -------------------------------------------

     Net interest income after provision for loan losses          2,480       2,329       4,931       4,451

Noninterest income
  Mortgage banking income                                         4,610       1,902       7,130       3,409
  Service charges                                                   126         126         264         303
  Gain on sale of assets                                            200          46         379         538
  Other                                                             251           5         432           6
                                                                -------------------------------------------
                                                                  5,187       2,079       8,205       4,256
                                                                -------------------------------------------
Noninterest expense
  Salaries and employee benefits                                  4,260       1,955       6,955       3,788
  Occupancy expenses                                                399         303         710         624
  Depreciation and equipment maintenance                            491         257         794         482
  Stationery and supplies                                           188         114         313         221
  Marketing and business development                                143         121         250         213
  Professional fees                                                  77          32         133         121
  Outside computer services                                         151         137         276         275
  FDIC insurance                                                     16          13          31          26
  Other                                                             479         335         873         674
                                                                -------------------------------------------
                                                                  6,204       3,267      10,335       6,424
                                                                -------------------------------------------

Income before income tax                                          1,463       1,141       2,801       2,283
Income tax expense                                                  418         341         806         689
                                                                -------------------------------------------

Net income                                                      $ 1,045     $   800     $ 1,995     $ 1,594
                                                                ===========================================

Cash dividends declared per common share                        $  0.12     $  0.00     $  0.24     $  0.10
                                                                ===========================================

Basic earnings per common share                                 $  0.39     $  0.31     $  0.75     $  0.62
                                                                ===========================================

Diluted earnings per common share                               $  0.37     $  0.30     $  0.71     $  0.60
                                                                ===========================================

See notes to consolidated financial statements.

RESOURCE BANKSHARES CORPORATION
STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)



Six Months Ended June 30, 2001                                              (Dollars in thousands)
                                                                                                      Accumulated
                                                                                                        Other
                                                                          Additional                 Comprehensive
                                                       Common Stock         Paid-in    Retained         Income
                                                   Shares        Amount     Capital    Earnings          (Loss)           Total
                                               ----------------------------------------------------------------------------------
Balance, December 31, 2000                        2,623,861      $3,936    $10,989      $5,005           ($258)          $19,672

Comprehensive income:
       Net income                                                                        1,995                             1,995

Changes in unrealized appreciation
    (depreciation) on securities available
    for sale, net of reclassification
    adjustment and tax effect                             -           -          -           -             461               461
                                                                                                                         -------
               Total comprehensive income                                                                                  2,456
                                                                                                                         -------

Reacquisition of common stock                       (13,647)        (21)      (159)           -              -              (180)

Stock offering                                      500,000         750      5,696                                         6,446

Cash dividends declared - $.24 per share                  -           -          -        (629)              -              (629)
                                               ----------------------------------------------------------------------------------
Balance, June 30, 2001                            3,110,214      $4,665    $16,526      $6,371            $203           $27,765
                                               ==================================================================================

See notes to consolidated financial statements.

RESOURCE BANKSHARES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                            Six months ended
                                                                       June 30, 2001  June 30, 2000
                                                                           (Dollars in thousands)
Operating activities
  Net income                                                              $  1,995      $  1,594
  Adjustments to reconcile to net cash
   used by operating activities:
   Provision for losses on loans and other real estate owned                    45           100
   Provision for losses on funds advanced in settlement of
       mortgage loans                                                         --              25
   Depreciation and amortization                                               399           305
  Amortization of investment securities premiums, net of
       discounts                                                              (851)           21
   Gain on sale of loans or other real estate owned                           (195)         (160)
   Gain on disposition of premises and equipment                              --             (43)
   Gain on sale of assets                                                     (184)         (291)
   Deferred loan origination fees, net of costs                                118           515

   Changes in:
    Funds advanced in settlement of mortgage loans                         (42,697)      (18,993)
    Interest receivable                                                        (75)         (515)
    Interest payable                                                             2           908
    Other assets                                                            (2,084)       (2,044)
    Other liabilities                                                          580         2,957
                                                                          --------      --------
     Net cash used by operating activities                                 (42,947)      (15,621)
                                                                          --------      --------

Investing activities:
  Proceeds from sales and maturities of available-for-sale securities       14,724           318
  Proceeds from maturities of held-to-maturity securities                    2,401            42
  Purchases of available-for-sale securities                               (13,359)      (18,539)
  Purchases of held-to-maturity securities                                    --          (1,187)
  Loan originations, net of principal repayments                           (13,093)       (5,408)
  Net cash used for acquisitions                                            (1,125)         --
  Purchases of premises, equipment and other assets                         (4,396)         (200)
                                                                          --------      --------
     Net cash used by investing activities                                 (14,848)      (24,974)
                                                                          --------      --------
Financing activities:
  Proceeds from exercise of stock options and warrants                        --             100
  Payments to reacquire common stock                                          (180)         --
  Proceeds from stock offering                                               6,446
  Cash dividends paid                                                         (629)         (511)
  Proceeds from federal funds purchased                                         54          --
  Net proceeds in FHLB advances                                               --          11,231
  Net (decrease) increase in demand deposits,
    NOW accounts and savings accounts                                      (10,824)       53,127
  Net increase (decrease) in certificates of deposit                        65,579       (18,235)
                                                                          --------      --------
     Net cash provided by financing activities                              60,446        45,712
                                                                          --------      --------

Increase in cash and cash equivalents                                        2,651         5,117
Cash and cash equivalents at beginning of period                             9,342         7,065
                                                                          --------      --------
Cash and cash equivalents at end of period                                $ 11,993      $ 12,182
                                                                          ========      ========

Supplemental schedules and disclosures of cash flow information:

  Cash paid for:
    Interest on deposits and other borrowings                             $ 11,025      $  7,476
                                                                          --------      --------

See notes to consolidated financial statements.

                         RESOURCE BANKSHARES CORPORATION

                   Notes to Consolidated Financial Statements
                                  June 30, 2001
                                   (UNAUDITED)
                  (Dollars in thousands, except per share data)

Organization and Summary of Significant Accounting Policies


(1)  GENERAL

     Resource Bankshares Corporation, a Virginia Corporation (the "Company"), was incorporated under the laws of the Commonwealth of Virginia on February 4, 1998, primarily to serve as a holding company for Resource Bank (the "Bank").

     The consolidated financial statements of the Company include the accounts of its wholly owned subsidiary, Resource Bank and the Bank's wholly owned subsidiaries, CW and Company of Virginia, PRC Title, LLC, and Resource Service Corporation. All significant intercompany balances and transactions have been eliminated in consolidation.

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


(3)  ALLOWANCE FOR LOAN LOSSES

     Changes in the allowance for loan losses are as follows:

            Balance as of January 1, 2001             $3,521
            Provision for loan losses                     45
            Loans charged off                             (5)
            Recoveries                                   239
                                                      ------
            Balance at June 30, 2001                  $3,800
                                                      ======


(4)  NET INCOME PER SHARE

     Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised, converted into common stock or resulted in the issuance of common stock that then shares in the earnings of the entity. The weighted average number of basic shares outstanding for the six months ended June 30, 2001, and 2000 were 2,643,803 and 2,562,576, respectively. The diluted weighted average number of shares for the six months ended June 30, 2001 and 2000 were 2,828,027 and 2,678,864, respectively.

(5)  COMPREHENSIVE INCOME

     The components of other comprehensive income and related tax effects for the six months ended June 30, 2001 and 2000 are as follows:

                                                                    Six months ended
                                                             June 30, 2001    June 30, 2000
     Unrealized holding gains(losses) arising during the
     period on available-for-sale securities                    $ 805            $(107)
     Reclassification adjustment for gains realized
     in income                                                   (184)              -
                                                                -----            -----
     Net unrealized gains (losses)                                621             (107)
     Tax effect                                                  (160)              41
                                                                -----            -----
     Net-of-tax amount                                          $ 461            $ (66)
                                                                =====            =====


(6)  SUBSEQUENT EVENTS

     In July 2001, the Board of Directors of the Company declared a $0.12 per common share dividend to shareholders of record as of July 12, 2001. The dividend was paid on July 26, 2001.


(7)  SECURITIES

     During June 2001, The Company changed its intent with respect to its security portfolio. Due to the need to be able to take advantage of interest rate cycles and changes in asset mix, the Company transferred all of its securities previously classified as held-to-maturity to the available for sale category. The amortized cost and unrealized gain on these securities at the time of transfer was $ 49,310 and $685, respectively. At June 30, 2001 the Company no longer had any securities classified as held-to-maturity.


(8)  RECENT ACCOUNTING PRONOUNCEMENTS

     In July, 2001 the Securities and Exchange Commission issued SEC Staff Bulletin No. 102 - Selected Loan Loss Allowance Methodology and Documentation Issues. This bulletin expresses certain of the staff's views on the development, documentation, and application of a systematic methodology as required by Financial Reporting Release No. 28 for determining allowance for loan and lease losses in accordance with generally accepted accounting principles. In particular, the guidance focuses on the documentation the staff normally would expect registrants to prepare and maintain in support of their allowances for loan losses. Management does not expect this bulletin to have a material impact on the Company's financial statements.

     In July, 2001 the Financial Accounting Standards Board ("FASB") issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets.

     Statement No. 141 improves the transparency of the accounting and reporting for business combinations by requiring that all business combinations be accounted for under a single method - the purchase method. Use of the pooling-of-interest method is no longer permitted. Statement No. 141 requires that the purchase method be used for business combinations initiated after June 30, 2001.

     Statement No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. This change provides investors with greater transparency regarding the economic value of goodwill and its impact on earnings. The amortization of goodwill ceases upon adoption of the statement, which for most companies will be January 1, 2002. Management will assess the impact, if any, of adoption of the statement on the Company's financial statements.

(9)  SEGMENT REPORTING

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

     The mortgage banking segment's most significant revenue and expense are non-interest income and non-interest expense, respectively. The Company's segments are reported below for the periods ended June 30, 2001 and 2000, respectively.


Selected Financial Information

                                                       Commercial       Mortgage
                                                       and Other        Banking
                                                       Operations      Operations       Total
                                                       ----------      ----------     ---------
Six Months Ended June 30, 2001:
Net interest income after provision for loan losses     $   4,931      $       0      $   4,931
Noninterest income                                          1,075          7,130          8,205
Noninterest expense                                        (3,926)        (6,409)       (10,335)
                                                        ---------      ---------      ---------
Net income before income taxes                          $   2,080      $     721      $   2,801
                                                        =========      =========      =========

Six Months Ended June 30, 2000:
Net interest income after provision for loan losses     $   4,451      $       0      $   4,451
Noninterest income                                            847          3,409          4,256
Noninterest expense                                        (3,388)        (3,036)        (6,424)
                                                        ---------      ---------      ---------
Net income before income taxes                          $   1,910      $     373      $   2,283
                                                        =========      =========      =========

Segment Assets

                                                       Commercial       Mortgage
                                                       and Other        Banking
                                                       Operations      Operations       Total
                                                       ----------      ----------     ---------
June 30, 2001                                           $ 465,522      $   2,456      $ 467,978
                                                        =========      =========      =========

June 30, 2000                                           $ 357,219      $     796      $ 358,015
                                                        =========      =========      =========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
        (Dollars in thousands, except per share data)

     Resource Bankshares Corporation, a Virginia Corporation (the "Company"), was incorporated under the laws of the Commonwealth of Virginia on February 4, 1998, primarily to serve as a holding company for Resource Bank (the "Bank").

     In addition to historical information, the following discussion contains forward looking statements that are subject to risks and uncertainties that could cause the Company's actual results to differ materially from those anticipated. These forward looking statements include, but are not limited to, the effect of changes in interest rates on the Company's profitability and the adequacy of the Company's allowance for future loan losses. Several factors, including the local and national economy and the demand for residential mortgage loans may adversely affect the Company's ability to achieve the expected results. Readers are cautioned not to place undue reliance on these forward looking statements, which reflect management's analysis only as of the date of this report.

     Total assets at June 30, 2001 were $467,978, up 15.7% from $404,494 at December 31, 2000, reflecting growth in loans and funds advanced in the settlement of loans. Net loans increased by $13,125 and funds advanced in settlement of mortgage loans, that have been sold, increased by $42,597 during the same period. The principal components of the Company's assets at the end of the period were $79,852 in securities, $11,993 in cash and cash equivalents, $58,142 in funds advanced in settlement of mortgage loans and $298,117 in net loans. The Company's lending activities are a principal source of income.

     Total liabilities at June 30, 2001 were $440,213, up from $384,822 at December 31, 2000, with the increase represented mainly by a $54,755, or 16.6%, growth in deposits. Non-interest bearing demand deposits increased $950 or 7.0%, while interest bearing deposits increased by $53,805 or 17.0%. The Company's deposits are provided by individuals and businesses located within the communities served as well as the national market and the internet.

     Total stockholders' equity at June 30, 2001 was $27,765, compared to $19,672 at December 31, 2000. This increase was primarily attributable to net proceeds received by the Company as a result of a public offering and sale of common stock in the second quarter of 2001. Additionally, the Company had net income of $1,995 for the six months ended June 30, 2001 compared with net income of $1,594 for the comparable period in 2000, an increase of 25.2%, which added to the increase in stockholders' equity. The increase in net income is attributable to the growth in interest bearing assets, and increases in mortgage banking income.

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

     During the first quarter of 2001, the Bank also purchased First Jefferson Mortgage Corporation ("First Jefferson"), a Virginia based mortgage loan origination company. First Jefferson's business and operations have been integrated into Resource Mortgage, a division of Resource Bank. The purchase of First Jefferson added offices in Fort Lauderdale and Jacksonville,

Florida and Roanoke, Virginia, as well as the Hampton Roads and Richmond areas. First Jefferson closed over $250 million mortgage loans in 2000.

     During the second quarter of 2001, the Bank purchased PRC Title, LLC, a title insurance and real estate closing agency. PRC operates as a wholly owned subsidiary of the Bank.

     In the second quarter of 2001, the Company raised net proceeds of $6,400 by issuing 500,000 shares of Common Stock at a public offering price, before underwriting discounts, of $14.00 per share. On July 9, 2001, The Company raised an additional $900 thousand of net proceeds through the sale of 72,500 additional shares as part of the same offering. The Company invested approximately $5,000 in the Bank in the form of capital. This addition qualifies as Tier 1 Capital for regulatory purposes. The additional Tier 1 Capital provides the Bank with an increased loan to one borrower limitation, and the ability to continue to grow its balance sheet while maintaining well capitalized status.

     Profitability as measured by the Company's return on average assets (ROA) was .9% for the six months ended June 30, 2001, down .1% from the same period of 2000. A key indicator of performance, the return on average equity (ROE) was 19.7% and 19.5% for the six months ended June 30, 2001 and 2000, respectively.

     Net interest income represents a principal source of earnings for the Company. The first component is the loan portfolio. Making sound loans that will increase the Company's net interest margin is the first priority of management. The second component is gathering core deposits to match and fund the loan production. The Company also utilizes national markets and the internet to generate deposits and Federal Home Loan Bank ("FHLB") advances to fund loan growth either for asset and liability management purposes or for a less expensive source of funds.


     Net interest income on a tax equivalent basis, before provision for loan losses, increased to $5,185 for the six months ended June 30, 2001 versus $4,725 for the same period in 2000, an increase of 9.7%. Average interest earning assets increased $103,029 from June 30, 2000 to the current period while average interest bearing liabilities increased $102,098 during the same comparative period. The yield on average interest earning assets decreased 50 basis points to 7.9% at June 30, 2001 as compared to 8.4% at June 30, 2000. The rate on interest bearing liabilities decreased 10 basis points to 5.7% at June 30, 2001 as compared to 5.8% at June 30, 2000.

Average Balances, Income and Expenses, Yields and Rates

     The following table sets forth average balances of total interest earning assets and total interest bearing liabilities for the periods indicated, showing the average distribution of assets, liabilities, stockholders' equity and the related income, expense and corresponding weighted average yields and costs.

                                                            Three months ended                Three months ended
                                                              June 30, 2001                     June 30, 2000
                                                    Average                  Yield/    Average                 Yield/
                                                    Balance      Interest    Rate(2)   Balance    Interest    Rate(2)
                                                                          (Dollars in thousands)
                                                    -----------------------------------------------------------------
Assets
Interest-earning assets:
   Securities (1)                                   $ 81,151      $1,574      7.78%     $ 37,008     $  744     8.04%
   Loans (3)                                         299,134       5,529      7.41%      255,722      5,494     8.59%
   Interest-bearing deposits                          11,544         113      3.93%        8,650        125     5.78%
   Other interest-earning assets(4)                   42,785         887      8.32%       17,426        411     9.43%
                                                    -----------------------------------------------------------------
     Total interest-earning assets                   434,614       8,103      7.48%      318,806      6,774     8.50%
Noninterest earning assets:
   Cash and due from banks                             5,869                               4,678
   Premises and equipment                              6,483                               3,792
   Other assets                                       10,323                               7,924
   Less: Allowance for loan losses                    (3,798)                             (2,805)
                                                    --------                            --------
     Total noninterest earning
      assets                                          18,877                              13,589
                                                    --------                            --------
Total assets                                        $453,491                            $332,395
                                                    --------                            --------

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
 Interest-bearing deposits:
  Demand/Money Market Accounts                      $124,941      $1,444      4.64%     $ 54,303     $  789     5.81%
  Savings                                              4,538          38      3.36%       18,415        216     4.69%
  Certificates of deposit                            240,639       3,396      5.66%      199,730      2,919     5.85%
                                                    -----------------------------------------------------------------
     Total interest-bearing deposits                 370,118       4,878      5.29%      272,448      3,924     5.76%

  FHLB advances and other borrowings                  32,691         448      5.50%       14,012        217     6.19%
  Capital debt securities                              9,200         213      9.26%        9,200        213     9.26%
                                                    -----------------------------------------------------------------
     Total interest-bearing                          412,009       5,539      5.39%      295,660      4,354     5.89%
      liabilities
Noninterest-bearing liabilities:
  Demand deposits                                     15,362                              16,440
  Other liabilities                                    5,172                               3,694
                                                    --------                            --------
     Total noninterest-bearing
      liabilities                                     20,534                              20,134

Stockholders' equity                                  20,948                              16,601
                                                    --------                            --------
Total liabilities and stockholders'
 equity                                             $453,491                            $332,395
                                                    --------                            --------
Interest rate spread (1)(5)                                                   2.09%                             2.61%

Net interest income/net interest
 margin (1)(6)                                                    $2,564      2.37%                  $2,420     3.04%


(Table continues below)
                                                          Six months ended                  Six months ended
                                                            June 30, 2001                     June 30, 2000
                                                  Average                  Yield/    Average                    Yield/
                                                  Balance      Interest    Rate(2)   Balance     Interest      Rate(2)
                                                                        (Dollars in thousands)
                                                  --------------------------------------------------------------------
Assets
Interest-earning assets:
   Securities (1)                                 $ 81,868     $ 3,243       7.99%    $ 35,032     $ 1,404       8.02%
   Loans (3)                                       294,847      11,549       7.90%     255,835      10,847       8.48%
   Interest-bearing deposits                         9,360         200       4.31%       8,466         236       5.58%
   Other interest-earning assets (4)                29,617       1,220       8.31%      13,330         623       9.35%
                                                  --------------------------------------------------------------------
     Total interest-earning assets                 415,692      16,212       7.86%     312,663      13,110       8.39%
Noninterest earning assets:
   Cash and due from banks                           5,404                               4,353
   Premises and equipment                            5,321                               3,819
   Other assets                                      9,529                               7,662
   Less: Allowance for loan losses                  (3,729)                             (2,767)
                                                  --------                            --------
     Total noninterest earning
      assets                                        16,525                              13,067
                                                  --------                            -------
Total assets                                      $432,217                            $325,730
                                                  --------                            --------

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
 Interest-bearing deposits:
  Demand/Money Market Accounts                    $126,816      $3,211       5.11%     $36,878      $1,023       5.55%
  Savings                                            5,022          85       3.41%      19,721         465       4.72%
  Certificates of deposit                          215,437       6,306       5.90%     208,155       5,996       5.76%
                                                  --------------------------------------------------------------------
     Total interest-bearing deposits               347,275       9,602       5.58%     264,754       7,484       5.65%

  FHLB advances and other borrowings                35,882         999       5.61%      16,305         487       5.97%
  Capital debt securities                            9,200         426       9.26%       9,200         414       9.00%
                                                  --------------------------------------------------------------------
     Total interest-bearing                        392,357      11,027       5.66%     290,259       8,385       5.78%
      liabilities
Noninterest-bearing liabilities:
  Demand deposits                                   14,649                              15,767
  Other liabilities                                  4,992                               3,282
                                                  --------                            --------
     Total noninterest-bearing
      liabilities                                   19,641                              19,049

Stockholders' equity                                20,219                              16,422
                                                  --------                            -------
Total liabilities and stockholders'
 equity                                           $432,217                            $325,730
                                                  --------                            --------
Interest rate spread (1)(5)                                                  2.20%                               2.61%

Net interest income/net interest
 margin (1)(6)                                                  $5,185       2.52%                  $4,725       3.02%


(1) Tax equivalent basis. The tax equivalent adjustmet to net interest income was $209 thousand and $174 thousand for the six mnths ended June 30, 2001 and 2000, respectively.
(2) Yield and rate percentages are all computed through the annualization of interest income and expenses divided by average daily balances based on amortized cost.
(3) Non-accrual loans are included in the average loan balances, and income on such loans is recognized on a cash basis.
(4)  Consists of funds advanced in settlement of loans.
(5) Interest spread is the average yield earned on earning assets, less the average rate incurred on interest bearing liabilities.
(6) Net interest margin is net interest income annualized, expressed as a percentage of average earning assets.

     Non-interest income increased from $4,256 for the six months ended June 30, 2000 to $8,205 for the same period in 2001. This increase was primarily attributable to increased activity in the Company's mortgage banking operations. For the six months ended June 30, 2001, mortgage banking income increased by 109.2% or $3,721 to $7,130 versus the same period of 2000. Mortgage banking made a significant contribution to the Company's results in the first six months of 2001. Because of the uncertainty of future loan origination volume and the future level of interest rates, there can be no assurance that the Company will realize the same level of mortgage banking income in future periods. Other non-interest income increased by $228 to $1,075 for the six months ending June 30, 2001 compared to the same period in 2000. Service charges decreased (12.9%) while other non-interest income increased (49.1%). The gain on sale of assets of $379 was due to the gain on the sale of investments of $184 and the gain on sale of loans of $195 during the six months ended June 30, 2001.

     For the six months ended June 30, 2001, the Company's non-interest expense totaled $10,335 or 60.9% higher than the same period in 2000. This increase was the result of adding Atlantic Mortgage to the Company's commercial mortgage division and First Jefferson to the residential mortgage group. The largest component of non-interest expense, salaries and employee benefits, which represents 67.3% of total non-interest expense, increased 83.6% to $6,955 for the six months ended June 30, 2001 over the same period in 2000, and was primarily attributed to the aforementioned additions. Occupancy expense increased by 13.8% to $710, depreciation and equipment maintenance increased by 64.7% to $794, and marketing and business development increased 17.4% to $250 for the six months ended June 30, 2001 over the same period in 2000.

     In establishing the allowance for loan losses, management considers a number of factors, including loan asset quality, related collateral and economic conditions prevailing during the loan's repayment period. In its loan policies, management emphasizes the borrower's ability to service the debt, the borrower's general creditworthiness and the quality of collateral. The allowance for loan losses as a percentage of period-end loans was 1.3% and 1.1% at June 30, 2001 and 2000, respectively. The provisions for loan losses were $45 and $100 for the six months ended June 30, 2001 and 2000, respectively.

     While the Company believes it has sufficient allowance for its existing portfolio, there can be no assurances that an additional allowance for losses on existing loans may not be necessary in the future, particularly if the economy worsens.

     At June 30, 2001, the Company had $1,641 in non-accrual loans. Non-accrual loans consisted of eleven individual credits. Five of these credits are secured by single family residential loans in the amount of $810. SBA loans, that are 75% secured, amounted to $478. The remaining $353 are unsecured loans. Loans past due 90 days or more and still accruing are well secured, in management's opinion, and in the process of collection.

     Management believes that losses on these assets, if any, will be minimal, although no assurance can be given in this regard.

Non Performing Assets

     The following table presents the Company's non performing assets for the periods set forth.


                                                        June 30     December 31
                                                         2001          2000
                                                       --------     -----------
                                                        (Dollars in thousands)

Non accrual loans                                      $  1,641      $  1,015
Other real estate                                            -             -
Loans 90 days or more past due and still
  accruing interest                                       1,187           320
                                                       --------      --------
      Total non performing assets                      $  2,828      $  1,335
                                                       ========      ========

       Total assets                                    $467,978      $404,494
                                                       ========      ========

       Total non performing assets to total assets         0.60%         0.33%
                                                       ========      ========

Summary of Loan Loss Experience

The following table presents the Company's loan loss experience and selected loan loss ratios for the six months ended June 30, 2001 and 2000.

                                                                           Six months ended
                                                                               June 30
                                                                        2001            2000
                                                                      ---------       ---------
                                                                        (Dollars in thousands)
Balance of allowance for loan losses
  at beginning of year                                                $   3,521       $   2,686

Loans charged-off:
 Commercial                                                                 -               (95)
 Installment                                                                -               -
 Real Estate                                                                 (5)            -
 Credit Cards and Other Consumer                                            -                (1)
                                                                      ---------       ---------
 Total loans charged-off                                                     (5)            (96)
                                                                      ---------       ---------
Recoveries of loans previously charged off:
 Commercial                                                                 142             104
 Installment                                                                -               -
 Real Estate                                                                 97               4
 Credit Cards and Other Consumer                                            -                 1
                                                                      ---------       ---------
 Total recoveries                                                           239             109
                                                                      ---------       ---------
Net loan (charge-offs) recoveries                                           234              13
Additions to allowance charged to expense                                    45             100
                                                                      ---------       ---------
Balance at end of period                                              $   3,800       $   2,799
                                                                      =========       =========

Average loans                                                         $ 294,847       $ 255,835

Loans at end of period                                                $ 301,917       $ 260,735
Selected Loan Loss Ratios:
 Net charge-offs (recoveries) during the period to average loans          -0.08%          -0.01%
 Provision for loan losses to average loans                                0.02%           0.04%
 Provision for loan losses to net charge-offs (recoveries) during
  the period                                                                -19%           -769%

Allowance for loan losses to loans at end of period                        1.26%           1.07%

Non-performing assets at end of period                                $   2,828       $     940

Non-performing assets to total loans at end of period                      0.94%           0.36%

Allowance for loan losses to non-performing assets at end
 of period                                                                  134%            298%

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

     Liquidity represents the institution's ability to meet present and future financial obligations. Liquid assets include cash, interest bearing deposits with banks, federal funds sold, investments and loans maturing within one year. The Company's funding requirements are supplied from a range of traditional sources, including various types of demand deposits, money market accounts, certificates of deposit and short-term borrowings. Federal Home Loan Bank ("FHLB") advances are utilized as funding sources by the Company. At June 30, 2001, there were $30,300 in FHLB advances outstanding. The Company has a warehouse line of credit collateralized by first mortgage loans amounting to $75,000, which expires December 4, 2001. The Company has no reason to believe this arrangement will not be renewed. The Bank had no outstanding warehouse advances at June 30, 2001 and 2000, respectively.

     The Company purchased Federal Funds from correspondent institutions in the amount of $7,600 and $9,407 at June 30, 2001 and 2000, respectively. The Company has lines of credit with other correspondent banks of $16,348.

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

     The Company's financial position at June 30, 2001 reflects liquidity and capital levels that management believes are currently adequate to fund anticipated future business expansion. Capital ratios are in excess of required regulatory minimums for a well capitalized institution. The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance, and changing competitive conditions and economic forces. The adequacy of the Company's capital is reviewed by management on an ongoing basis. Management seeks to maintain a capital structure that will assure an adequate level of capital to support anticipated asset growth and to absorb potential losses.

     The following table presents the amounts of the Company's interest sensitive assets and liabilities that mature or reprice in the periods indicated.

                                                                              June 30, 2001
                                                                               Maturing or
                                                                                Repricing
                                                  ----------------------------------------------------------------------
                                                    Within          4-12           1 - 5           Over
                                                  3 months         Months          Years          5 Years        Total
                                                  --------        --------        -------         -------       --------
                                                                      (Dollars in thousands)
Interest-Earning Assets:
    Investment securities                         $ 36,246        $  3,741        $ 12,421        $27,444       $ 79,852
    Loans                                          162,181          18,999          97,334         23,403        301,917
    Interest bearing deposits                        6,508              -               -              -           6,508
    Other interest-earning assets                   58,142              -               -              -          58,142
                                                  -----------------------------------------------------------------------
Total interest-earning assets                      263,077          22,740         109,755         50,847        446,419
                                                  -----------------------------------------------------------------------
Interest-Bearing Liabilities:
   Deposits
        Demand and savings (1)                     113,487              -           13,551             -         127,038
        Time deposits, $100,000 and over             3,800           2,932             566             -           7,298
         Other time deposits                        67,374         115,534          53,104            590        236,602
         Other interest-bearing liabilities          7,600             300          30,000             -          37,900
         Capital debt securities                        -               -               -           9,200          9,200
                                                  -----------------------------------------------------------------------
Total interest-bearing liabilities                 192,261         118,766          97,221          9,790        418,038
                                                  -----------------------------------------------------------------------
         Period Gap                               $ 70,816        ($96,026)        $12,534        $41,057       $ 28,381
                                                  -----------------------------------------------------------------------
         Cumulative Gap                           $ 70,816        ($25,210)       $(12,676)       $28,381
                                                  --------------------------------------------------------
         Ratio cumulative gap to total
            interest-earning assets                  15.86%          -5.65%          -2.84%          6.36%
                                                  --------------------------------------------------------

(1) Management has determined that interest checking, money market (except those generated by e banking) and savings accounts are not sensitive to changes in related market rates and, therefore, have been placed in the 1-5 years category.

     The capital adequacy standards are based on an established minimum for Tier 1 Risk-Based Capital, Risk-Based Capital and the Tier 1 Leverage Ratio. The following table summarizes regulatory capital ratios for the Company and its subsidiary at June 30, 2001.

                                                     Resource        Resource
                               Required Ratio       Bankshares         Bank
                               --------------       ----------       --------
     Tier 1 risk-based              4.00%              10.41%          9.89%

     Total risk-based               8.00%              11.52%         11.01%

     Tier 1 leverage             4.00 to 5.00%          7.87%          7.47%

     The Company and the Bank are in full compliance with all relevant regulatory capital requirements and are categorized by regulatory authorities as well capitalized.

     The effect of changing prices on financial institutions is typically different from other industries as the Company's assets and liabilities are monetary in nature. Interest rates are significantly impacted by inflation, but neither the timing nor the magnitude of the changes are directly related to price level indices. Impacts of inflation on interest rates, loan demand and deposits are reflected in the Company's financial statements. Management believes that the mortgage banking operations provide somewhat of a natural interest rate hedge, in that the Company is interest rate sensitive in the six-month period. When loan interest rates decline, the Company's earnings will be negatively impacted in the six-month period but the mortgage operation's volume should increase. The reverse should occur in rising interest rate markets.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     Market Risk Management

     The Company's primary market risk exposure is interest rate risk. Fluctuations in interest rates will impact both the level of interest income and interest expense and the market value of the Company's interest earning assets and interest bearing liabilities. There were no material changes in the Company's market risk management strategy, as stated in the Company's 2000 annual report, during the first six months of 2001.


PART II  OTHER INFORMATION

Item 1. Legal Proceedings

     There are no material pending legal proceedings to which the Company is a party or of which the property of the Company is subject. The Company is party to certain nonmaterial legal proceedings occurring in the normal course of business.

Item 4. Submission of Matters to a Vote of Security Holders

     Resource Bankshares Corporation held its 2001 Annual Meeting of Shareholders on May 24, 2001. At the Annual Meeting, the following matters were acted upon by shareholders.


1.   Election of two Class A Directors to hold office for a term of three years:

         DIRECTOR                        FOR          WITHHELD
         Louis R. Jones                 2,154,031      6,957
         A. Russell Kirk                2,158,076      2,912

2.   Adoption of the Resource Bankshares Corporation 2001 Stock Incentive Plan.

         FOR                      AGAINST                   ABSTAIN
         2,212,860                26,393                    5,235

3. Ratification of the appointment of Goodman & Company, L.L.P. as the Company's independent auditors for the year ending December 31, 2001.

         FOR                      AGAINST                   ABSTAIN
         2,156,986                906                       3,186


Item 6. Exhibits And Reports on Form 8-K

     None

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the under-signed, thereunto duly authorized.




                         RESOURCE BANKSHARES CORPORATION


                              /s/ Lawrence N. Smith
                              ---------------------
                                Lawrence N. Smith
                       President & Chief Executive Officer
                              Date: August 10, 2001


                            /s/ Eleanor J. Whitehurst
                            -------------------------
                              Eleanor J. Whitehurst
                 Senior Vice President & Chief Financial Officer
                              Date: August 10, 2001