Form 10-Q
period 2001-09-30
RESOURCE BANKSHARES CORP
filed 2001-11-14
CIK 1065002

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001
                                              ------------------


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

At September 30, 2001, 3,146,695 shares of Resource Bankshares Corporation's common stock, $1.50 par value, were outstanding.

                        RESOURCE BANKSHARES CORPORATION
                                   FORM 10-Q
                              SEPTEMBER 30, 2001

                                     INDEX

PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements
              Consolidated Balance Sheets as of September 30, 2001 and December 31, 2000                        3

              Consolidated Statements of Income for the periods ended September 30, 2001 and 2000               4

              Consolidated Statements of Stockholders' Equity for the period ended September 30,
              2001                                                                                              5

              Consolidated Statements of Cash Flows for the periods ended September 30, 2001 and
              2000                                                                                              6

              Notes to Consolidated Financial Statements                                                        7

     Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations            11

     Item 3.  Quantitative and Qualitative Disclosures about Market Risks                                      19

PART II. OTHER INFORMATION

     Item 1.  Legal Proceedings                                                                                19

     Item 6.  Exhibits and Reports on Form 8-K                                                                 19

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

RESOURCE BANKSHARES CORPORATION
CONSOLIDATED BALANCE SHEETS                                                             September 30     December 31
                                                                                             2001           2000

                                                                                            (Unaudited)

                                                                                              (Dollars in thousands)
ASSETS
Cash and due from banks                                                                       $  6,510      $  7,147
Interest bearing deposits                                                                        6,321         2,195
                                                                                              --------      --------
                                                                                                12,831         9,342

Funds advanced in settlement of mortgage loans                                                  51,588        15,445
Securities available for sale (amortized cost of $113,086 and $18,631, respectively)           113,066        18,317
Securities held to maturity (fair value of $0 and $64,024, respectively)                             -        63,804
Loans, net
  Commercial                                                                                    75,053        68,274
  Real estate - construction                                                                    77,320        72,395
  Commercial real estate                                                                       109,827        98,844
  Residential real estate                                                                       60,711        44,817
  Installment and consumer loans                                                                 4,350         4,183
                                                                                              --------      --------
TOTAL LOANS                                                                                    327,261       288,513
  Allowance for loan losses                                                                     (3,695)       (3,521)
                                                                                              --------      --------
NET LOANS                                                                                      323,566       284,992
Other real estate owned                                                                             43             -
Premises and equipment, net                                                                      8,503         3,761
Bank owned life insurance                                                                        6,030             -
Accrued interest                                                                                 3,526         3,011
Other assets                                                                                     9,094         5,822
                                                                                              --------      --------
                                                                                              $528,247      $404,494
                                                                                              ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Non-interest bearing                                                                        $ 15,786      $ 13,511
  Interest bearing                                                                             380,516       317,133
                                                                                              --------      --------
TOTAL DEPOSITS                                                                                 396,302       330,644

Federal funds purchased and securities sold under agreements to repurchase                      29,464         7,546
FHLB advances                                                                                   57,300        30,300
Capital debt securities                                                                          9,200         9,200
Accrued interest                                                                                 3,188         2,811
Other liabilities                                                                                4,083         4,321
                                                                                              --------      --------
TOTAL LIABILITIES                                                                              499,537       384,822

STOCKHOLDERS' EQUITY
 Preferred stock, par value $10 per share,
   Shares authorized: 500,000; none issued and outstanding                                           -             -
 Common stock, par value $1.50 a share
  Shares authorized: 6,666,666
  Shares issued and outstanding:
  2001 - 3,146,695; 2000 2,623,861                                                               4,720         3,936
 Additional paid-in capital                                                                     16,765        10,989
 Retained earnings                                                                               7,238         5,005
 Accumulated other comprehensive income (loss)                                                     (13)         (258)
                                                                                              --------      --------
                                                                                                28,710        19,672
                                                                                              --------      --------
                                                                                              $528,247      $404,494
                                                                                              ========      ========

See notes to consolidated financial statements.

RESOURCE BANKSHARES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME                                Three months ended      Nine months ended
(UNAUDITED)                                                         September 30            September 30
                                                                   2001       2000         2001       2000
                                                              (Dollars in Thousands)  (Dollars in Thousands)
Interest and dividend income
 Interest and fees on loans                                       $5,473      $5,815      $17,022    $16,662
                                                            ------------------------------------------------
 Interest on investment securities:
   Interest and dividends on securities available for sale         1,844         164        2,264        449
   Interest on securities held to maturity                             -         711        2,814      1,723
                                                            ------------------------------------------------
                                                                   1,844         875        5,078      2,172
                                                            ------------------------------------------------

 Interest on federal funds sold                                        -          59            -        228
 Interest on funds advanced in settlement of mortgage loans        1,030         504        2,250      1,127
                                                            ------------------------------------------------
      Total interest income                                        8,347       7,253       24,350     20,189
                                                            ------------------------------------------------

Interest expense
 Interest on deposits                                              4,813       4,450       14,415     11,933
 Interest on borrowings                                              567         239        1,567        726
 Interest on capital debt securities                                 213         213          638        627
                                                            ------------------------------------------------
      Total interest expense                                       5,593       4,902       16,620     13,286
                                                            ------------------------------------------------

      Net interest income                                          2,754       2,351        7,730      6,903

Provision for loan losses                                              -       1,000           45      1,100
                                                            ------------------------------------------------

      Net interest income after provision for loan losses          2,754       1,351        7,685      5,803

Noninterest income
 Mortgage banking income                                           4,935       1,795       12,065      5,203
 Service charges                                                     181         157          445        452
 Gain on sale of deposits                                              -       2,532            -      2,532
 Gain on sale of assets                                              328       1,150          707      1,688
 Other                                                               248          78          680         94
                                                             -----------------------------------------------
                                                                   5,692       5,712       13,897      9,969
                                                             -----------------------------------------------

Noninterest expense
 Salaries and employee benefits                                    4,477       2,373       11,432      6,160
 Occupancy expenses                                                  411         304        1,121        929
 Depreciation and equipment maintenance                              493         260        1,287        742
 Stationery and supplies                                             189          98          502        328
 Marketing and business development                                  135         124          386        337
 Professional fees                                                   148         121          281        237
 Outside computer services                                           255         126          531        386
 FDIC insurance                                                       18          35           49         61
 Other                                                               536         935        1,408      1,622
                                                             -----------------------------------------------
                                                                   6,662       4,376       16,997     10,802
                                                             -----------------------------------------------

Income before income tax                                           1,784       2,687        4,585      4,970
Income tax expense                                                   535         874        1,341      1,563
                                                             -----------------------------------------------
Net income                                                       $ 1,249     $ 1,813     $  3,244   $  3,407
                                                             ===============================================
Cash dividends declared per common share                         $  0.12     $  0.10     $   0.36   $   0.20
                                                             ===============================================
Basic earnings per common share                                  $  0.40     $  0.69     $   1.15   $   1.32
                                                             ===============================================
Diluted earnings per common share                                $  0.37     $  0.66     $   1.08   $   1.26
                                                             ===============================================


See notes to consolidated financial statements.

RESOURCE BANKSHARES CORPORATION
STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)

    Nine Months Ended September 30, 2001                             (Dollars in thousands)
                                                                                            Accumulated
                                                                                               Other
                                                                   Additional              Comprehensive
                                                 Common Stock        Paid-in    Retained       Income
                                                Shares    Amount     Capital    Earnings       (Loss)       Total
                                            ----------------------------------------------------------------------
Balance, December 31, 2000                    2,623,861   $3,936      $10,989    $ 5,005       ($258)      $19,672

Comprehensive income:
       Net income                                                                  3,244                     3,244

Changes in unrealized appreciation
    (depreciation) on securities available
    for sale, net of reclassification
    adjustment and tax effect                         -        -            -          -         245           245
                                                                                                           -------
               Total comprehensive income                                                                    3,489
                                                                                                           -------

Reacquisition of common stock                   (49,666)     (75)        (706)         -           -          (781)

Proceeds of Stock Offering,
    net of associated costs                     572,500      859        6,482                                7,341

Cash dividends declared - $.36 per share              -        -            -     (1,011)          -        (1,011)
                                            ----------------------------------------------------------------------
Balance, September 30, 2001                   3,146,695   $4,720      $16,765    $ 7,238      $  (13)      $28,710
                                            ======================================================================

See notes to consolidated financial statements.

RESOURCE BANKSHARES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                               Nine months ended
                                                                         Sept 30, 2001   Sept 30, 2000
Operating activities
                                                                            (Dollars in thousands)
                                                                            ----------------------
  Net income                                                                  $  3,244        $  3,407
  Adjustments to reconcile to net cash
   used by operating activities:
   Provision for losses on loans and other real estate owned                        45           1,100
   Provision for losses on funds advanced in settlement of
       mortgage loans                                                                -              75
   Depreciation and amortization                                                   570             493
   Amortization of investment securities premiums, net of discounts               (869)            (21)
   Gain on sale of loans or other real estate owned                               (408)           (128)
   Gain on disposition of premises and equipment                                     -          (1,193)
   Gain on sale of deposits                                                          -          (2,532)
   Deposits disposed of in branch sale                                               -         (51,783)
   Gain on sale of assets                                                         (220)           (291)
   Deferred loan origination fees, net of costs                                    178             540

   Changes in:
    Funds advanced in settlement of mortgage loans                             (36,143)        (12,854)
    Interest receivable                                                           (515)           (864)
    Interest payable                                                               377             781
    Other assets                                                                (8,177)         (1,498)
    Other liabilities                                                             (238)          3,399
                                                                              --------        --------
     Net cash used by operating activities                                     (42,156)        (61,369)
                                                                              --------        --------

Investing activities:
  Proceeds from sales and maturities of available-for-sale securities           12,550           5,068
  Proceeds from maturities of held-to-maturity securities                       14,723             510
  Purchases of available-for-sale securities                                   (56,883)        (51,048)
  Purchases of held-to-maturity securities                                           -          (1,614)
  Proceeds from sale of premises and land                                            -           2,700
  Loan originations, net of principal repayments                               (38,432)        (12,450)
  Net cash used for acquisitions                                                (1,125)              -
  Purchases of premises, equipment and other assets                             (5,313)           (651)
                                                                              --------        --------
     Net cash used by investing activities                                     (74,480)        (57,485)
                                                                              --------        --------

Financing activities:
  Proceeds from exercise of stock options and warrants                               -             100
  Payments to reacquire common stock                                              (781)              -
  Proceeds from stock offering                                                   7,341               -
  Cash dividends paid                                                           (1,011)           (520)
  Proceeds from federal funds purchased                                         21,918               -
  Net proceeds in FHLB advances                                                 27,000          12,000
  Net (decrease) increase in demand deposits,
    NOW accounts and savings accounts                                          (11,979)         83,428
  Net increase in certificates of deposit                                       77,637          29,010
                                                                              --------        --------
     Net cash provided by financing activities                                 120,125         124,018
                                                                              --------        --------

Increase in cash and cash equivalents                                            3,489           5,164
Cash and cash equivalents at beginning of period                                 9,342           7,065
                                                                              --------        --------
Cash and cash equivalents at end of period                                    $ 12,831        $ 12,229
                                                                              ========        ========

Supplemental schedules and disclosures of cash flow information:

  Cash paid for:
    Interest on deposits and other borrowings                                 $ 16,243        $ 11,265
                                                                              --------        --------

Supplemental schedule of non cash investing
   and financing activities
Transfer from loans to real estate acquired through foreclosure               $     43               -
                                                                              --------


See notes to consolidated financial statements.

                        RESOURCE BANKSHARES CORPORATION

                  Notes to Consolidated Financial Statements
                              September 30, 2001
                                  (UNAUDITED)
                 (Dollars in thousands, except per share data)

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

(3)  ALLOWANCE FOR LOAN LOSSES

          Changes in the allowance for loan losses are as follows:

          Balance as of January 1, 2001          $3,521
          Provision for loan losses                  45
          Loans charged off                        (115)
          Recoveries                                244
                                                 ------
          Balance at September 30, 2001          $3,695
                                                 ======

(4)  NET INCOME PER SHARE

     Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised, converted into common stock or resulted in the issuance of common stock that then shares in the earnings of the entity. The weighted average number of basic shares outstanding for the nine months ended September 30, 2001, and 2000 were 2,817,810 and 2,584,891, respectively. The diluted weighted average number of shares for the nine months ended September 30, 2001 and 2000 were 2,989,771 and 2,702,537, respectively.

(5)  COMPREHENSIVE INCOME

The components of other comprehensive income and related tax effects for the nine months ended September 30, 2001 and 2000 are as follows:


                                                                           Nine months ended
                                                                     September 30,   September 30,
                                                                         2001            2000
               Unrealized holding gains(losses) arising
                during the period on available-for-sale
                securities                                               $ 592           ($109)

               Reclassification adjustment for gains realized
               in income                                                  (298)              -
                                                                         -----           -----
               Net unrealized gains (losses)                               294            (109)
               Tax effect                                                  (49)             43
                                                                         -----           -----
               Net-of-tax amount                                         $ 245            ($66)
                                                                         =====           =====

(6)  SUBSEQUENT EVENTS

     In October 2001, the Board of Directors of the Company declared a $0.12 per common share dividend to shareholders of record as of October 10, 2001. The dividend was paid on October 24, 2001.

(7)  SECURITIES

     During June 2001, The Company changed its intent with respect to its security portfolio. Due to the need to be able to take advantage of interest rate cycles and changes in asset mix, the Company transferred all of its securities previously classified as held-to-maturity to the available for sale category. The amortized cost and unrealized gain on these securities at the time of transfer was $ 49,310 and $685, respectively. The Company no longer has any securities classified as held-to-maturity.

(8)  RECENT ACCOUNTING PRONOUNCEMENTS

     In July, 2001 the Securities and Exchange Commission issued SEC Staff Bulletin No. 102 -Selected Loan Loss Allowance Methodology and Documentation Issues. This bulletin expresses certain of the staff's views on the development, documentation, and application of a systematic methodology as required by Financial Reporting Release No. 28 for determining allowance for loan and lease losses in accordance with generally accepted accounting principles. In particular, the guidance focuses on the documentation the staff normally would expect registrants to prepare and maintain in support of their allowances for loan losses. Management does not expect this bulletin to have a material impact on the Company's financial statements.

     In July, 2001 the Financial Accounting Standards Board ("FASB") issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets.

     Statement No. 141 improves the transparency of the accounting and reporting for business combinations by requiring that all business combinations be accounted for under a single method -the purchase method. Use of the pooling-of-interest method is no longer permitted. Statement No. 141 requires that the purchase method be used for business combinations initiated after June 30, 2001.

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

     The mortgage banking segment's most significant revenue and expense are non-interest income and non-interest expense, respectively. The Company's segments are reported below for the periods ended September 30, 2001 and 2000, respectively.

                         Selected Financial Information

                                                 Commercial    Mortgage
                                                 and Other     Banking
                                                Operations    Operations     Total
                                              --------------------------------------
 Nine Months Ended September 30, 2001:
 Net interest income after provision for loan
 losses                                              $ 7,685      $      0   $  7,685
 Noninterest income                                    1,832        12,065     13,897
 Noninterest expense                                  (6,278)      (10,719)   (16,997)
                                                     -------      --------   --------
 Net income before income taxes                      $ 3,239      $  1,346   $  4,585
                                                     =======      ========   ========

 Nine Months Ended September 30, 2000:
 Net interest income after provision for loan
  losses                                             $ 5,803      $      0   $  5,803

 Noninterest income                                    4,766         5,203      9,969
 Noninterest expense                                  (6,126)       (4,676)   (10,802)
                                                     -------      --------   --------
 Net income before income taxes                      $ 4,443      $    527   $  4,970
                                                     =======      ========   ========

Segment Assets

                      Commercial   Mortgage
                      and Other     Banking
                      Operations  Operations    Total
                    -----------------------------------

 September 30, 2001     $525,277       $2,970  $528,247
                        ========       ======  ========
 September 30, 2000     $383,269       $  864  $384,133
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

     Total assets at September 30, 2001 were $528,247, up 30.6% from $404,494 at December 31, 2000, reflecting growth in loans, securities and funds advanced in the settlement of loans. Net loans increased by $38,574, securities by $30,945 and funds advanced in settlement of mortgage loans, that have been sold, increased by $36,143 during the same period. The principal components of the Company's assets at the end of the period were $113,066 in securities, $12,831 in cash and cash equivalents, $51,588 in funds advanced in settlement of mortgage loans and $323,566 in net loans. The Company's lending activities are a principal source of income.

     Total liabilities at September 30, 2001 were $499,537, up from $384,822 at December 31, 2000, with the increase represented mainly by a $65,658 growth in deposits, a $21,918 growth in federal funds purchased and securities sold under agreements to repurchase and a $27,000 growth in FHLB advances. Non-interest bearing demand deposits increased $2,275 or 16.8%, while interest bearing deposits increased by $63,383 or 20.0%. The Company's deposits are provided by individuals and businesses located within the communities served as well as the national market and the Internet.

     Total stockholders' equity at September 30, 2001 was $28,710, compared to $19,672 at December 31, 2000. This increase was primarily attributable to net proceeds of approximately $7 million received by the Company as a result of a public offering and sale of common stock in the second quarter of 2001. Additionally, the Company had net income of $3,224 for the nine months ended September 30, 2001 compared with net income of $3,407 for the comparable period in 2000, which added to the increase in stockholders' equity.

     The Bank purchased a commercial mortgage company during the first quarter of 2001. Atlantic Mortgage & Investment Company ("Atlantic Mortgage") was purchased from Progress Realty Advisors, Inc., a Pennsylvania corporation. Atlantic Mortgage operates as a division of Resource Bank and specializes in commercial mortgage originations, placements and servicing primarily along the Atlantic coast, with offices in Richmond and Chesapeake, Virginia and Raleigh, North Carolina.

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

     In the second quarter of 2001, the Company raised net proceeds of $6,400 by issuing 500,000 shares of Common Stock at a public offering price, before underwriting discounts, of $14.00 per share. On July 9, 2001, the Company raised an additional $900 thousand of net proceeds through the sale of 72,500 additional shares as part of the same offering. The Company invested approximately $5,000 of the offering proceeds in the Bank in the form of capital. This capital contribution qualifies as Tier 1 Capital for regulatory purposes. The additional Tier 1 Capital provides the Bank with an increased loan to one borrower limitation, and the ability to continue to grow its balance sheet while maintaining well capitalized status.

     Profitability as measured by the Company's return on average assets (ROA) was 1.0% and 1.4%, for the nine months ended September 30, 2001 and 2000, respectively. A key indicator of performance, the return on average equity (ROE) was 18.9% and 26.7% for the nine months ended September 30, 2001 and 2000, respectively.

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

     Net interest income on a tax equivalent basis, before provision for loan losses, increased to $8,058 for the nine months ended September 30, 2001 versus $7,175 for the same period in 2000, an increase of 12.3%. Average interest earning assets increased $114,922 from September 30, 2000 to the current period while average interest bearing liabilities increased $114,135 during the same comparative period. The yield on average interest earning assets decreased 96 basis points to 7.55% at September 30, 2001 as compared to 8.51% at September 30, 2000. The rate on interest bearing liabilities decreased 58 basis points to 5.39% at September 30, 2001 as compared to 5.97% at September 30, 2000.

Average Balances, Income and Expenses, Yields and Rates

The following table sets forth average balances of total interest earning assets and total interest bearing liabilities for the periods indicated, showing the average distribution of assets, liabilities, stockholders' equity and the related income, expense and corresponding weighted average yields and costs.

                                                               Three months ended                   Three months ended
                                                               September 30, 2001                   September 30, 2000
                                                           Average               Yield/       Average               Yield/
                                                          Balance    Interest  Rate (2)      Balance   Interest   Rate (2)
                                                                              (Dollars in thousands)
                                                        ------------------------------------------------------------------
Assets
Interest-earning assets:
   Securities (1)                                         $ 94,489     $1,822    7.71%       $ 44,051     $  973    8.84%
   Loans (3)                                               309,014      5,473    7.08%        264,148      5,815    8.81%
   Interest-bearing deposits                                15,202        140    3.68%          7,622         59    3.10%
   Other interest-earning assets (4)                        56,110      1,030    7.34%         21,226        504    9.50%
                                                        ------------------------------------------------------------------
     Total interest-earning assets                         474,815      8,465    7.13%        337,047      7,351    8.72%

Noninterest earning assets:
   Cash and due from banks                                   6,078                              5,328
   Premises and equipment                                    8,399                              3,239
   Other assets                                             13,222                              9,783
   Less: Allowance for loan losses                          (3,764)                            (3,117)
                                                          --------                           --------

     Total noninterest earning assets                       23,935                             15,233
                                                          --------                           --------

Total assets                                              $498,750                           $352,280
                                                          --------                           --------

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
 Interest-bearing deposits:
  Demand/Money Market Accounts                            $119,406     $1,190    3.99%       $ 79,364     $1,215    6.12%
  Savings                                                    3,435         28    3.26%         11,859        135    4.55%
  Certificates of deposit                                  269,830      3,595    5.33%        195,320      3,100    6.35%
                                                        ------------------------------------------------------------------
     Total interest-bearing deposits                       392,671      4,813    4.90%        286,543      4,450    6.21%

  FHLB advances and other borrowings                        45,599        567    4.97%         15,122        239    6.32%
  Capital debt securities                                    9,200        213    9.26%          9,200        213    9.26%
                                                        ------------------------------------------------------------------
     Total interest-bearing liabilities                    447,470      5,593    5.00%        310,865      4,902    6.31%

Noninterest-bearing liabilities:
  Demand deposits                                           17,117                             17,709
  Other liabilities                                          6,074                              5,579
                                                          --------                           --------

    Total noninterest-bearing liabilities                   23,191                             23,288

Stockholders' equity                                        28,089                             18,127
                                                          --------                           --------

Total liabilities and stockholders' equity                $498,750                           $352,280
                                                          --------                           --------

Interest rate spread (1) (5)                                                     2.13%                              2.41%

Net interest income/net interest margin (1) (6)                        $2,872    2.43%                    $2,449    2.91%


                                                           Nine months ended                  Nine months ended
                                                           September 30, 2001                 September 30, 2000
                                                     Average               Yield/        Average               Yield/
                                                     Balance   Interest   Rate (2)       Balance    Interest    Rate

                                                    -------------------------------------------------------------------
Assets
Interest-earning assets:
   Securities (1)                                    $ 86,121    $ 6,066    7.84%        $ 37,904    $ 2,444    8.60%
   Loans (3)                                          299,621     17,022    7.57%         258,626     16,662    8.59%
   Interest-bearing deposits                           11,329        340    4.00%           8,183        228    3.72%
   Other interest-earning assets (4)                   38,545      2,250    7.78%          15,981      1,127    9.40%
                                                    ------------------------------------------------------------------
     Total interest-earning assets                    435,616     24,678    7.55%         320,694     20,461    8.51%

Noninterest earning assets:
   Cash and due from banks                              5,631                               4,683
   Premises and equipment                               6,358                               3,625
   Other assets                                        10,773                               8,530
   Less: Allowance for loan losses                     (3,740)                             (2,885)
                                                     --------                            --------

     Total noninterest earning assets                  19,022                              13,953
                                                     --------                            --------

Total assets                                         $454,638                            $334,647
                                                     --------                            --------

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
 Interest-bearing deposits:
  Demand/Money Market Accounts                       $124,319    $ 4,401    4.72%        $ 51,335    $ 2,202    5.72%
  Savings                                               4,487        113    3.36%          17,469        577    4.40%
  Certificates of deposit                             233,767      9,901    5.65%         202,881      9,154    6.02%
                                                    ------------------------------------------------------------------
     Total interest-bearing deposits                  362,573     14,415    5.30%         271,685     11,033    5.86%

  FHLB advances and other borrowings                   39,155      1,567    5.34%          15,908        726    6.08%
  Capital debt securities                               9,200        638    9.25%           9,200        627    9.09%
                                                    ------------------------------------------------------------------
     Total interest-bearing liabilities               410,928     11,027    5.39%         296,793     13,286    5.97%

Noninterest-bearing liabilities:
  Demand deposits                                      15,481                              16,905
  Other liabilities                                     5,358                               3,954
                                                     --------                            --------

    Total noninterest-bearing liabilities              20,839                              20,859

Stockholders' equity                                   22,871                              16,995
                                                     --------                            --------

Total liabilities and stockholders' equity           $454,638                            $334,647
                                                     --------                            --------

Interest rate spread (1) (5)                                                2.16%                               2.54%

Net interest income/net interest margin (1) (6)                  $ 8,058    2.47%                    $ 7,175    2.98%

(1) Tax equivalent basis. The tax equivalent adjustment to net interest income was $328 thousand and $272 thousand for the nine months ended September 30, 2001 and 2000, respectively.

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

     Non-interest income increased from $9,969 for the nine months ended September 30, 2000 to $13,897 for the same period in 2001. This increase was primarily attributable to increased activity in the Company's mortgage banking operations partially offset by a decrease in the gain on sale of deposits and gain on sale of assets categories. For the nine months ended September 30, 2001, mortgage banking income increased by 131.9%, or $6,862, to $12,065 versus the same period of 2000. Mortgage banking made a significant contribution to the Company's results in the first nine months of 2001. Because of the uncertainty of future loan origination volume and the future level of interest rates, there can be no assurance that the Company will realize the same level of mortgage banking income in future periods. The gain on sale of deposits and gain on sale of assets categories decreased by $3,513 from $4,220 for the nine months ended September 30, 2000 to $707 for the same period in 2001. This decrease was due to the inclusion of $3,682 in gains on the sale of furniture, equipment and deposits of the Reston branch and a gain on the disposition of a parcel of land during the third quarter of 2000. The gain on sale of assets of $707 was due to the gain on the sale of investments of $298 and the gain on sale of loans of $409 during the nine months ended September 30, 2001. Other non-interest income increased by $579 to $1,125 for the nine months ended September 30, 2001 compared to the same period in 2000. Service charges remained relatively flat while other non-interest income increased by $586 due mainly to an increase in income from the title company in the amount of $370.

     For the nine months ended September 30, 2001, the Company's non-interest expense totaled $16,997 or 57.4% higher than the same period in 2000. This increase was the result of adding Atlantic Mortgage to the Company's commercial mortgage division and First Jefferson to the residential mortgage group. The largest component of non-interest expense, salaries and employee benefits, which represents 67.3% of total non-interest expense, increased 85.6% to $11,432 for the nine months ended September 30, 2001 over the same period in 2000, and was primarily attributed to the aforementioned additions. Occupancy expense increased by 20.7% to $1,121 and depreciation and equipment maintenance increased by 73.5% to $1,287 for the nine months ended September 30, 2001 as compared to the same period in 2000. These interest expenses are also primarily attributable to the Atlantic Mortgage and First Jefferson acquisitions. Total other non-interest expenses increased 6.3% to $3,157 for the nine months ended September 30, 2001 over the same period in 2000.

     In establishing the allowance for loan losses, management considers a number of factors, including loan asset quality, related collateral and economic conditions prevailing during the loan's repayment period. In its loan policies, management emphasizes the borrower's ability to service the debt, the borrower's general creditworthiness and the quality of collateral. The allowance for loan losses as a percentage of period-end loans was 1.1% and 1.4% at September 30, 2001 and 2000, respectively. The provisions for loan losses were $45 and $1,100 for the nine months ended September 30, 2001 and 2000, respectively.

     While the Company believes it has sufficient allowance for its existing portfolio, there can be no assurances that an additional allowance for losses on existing loans may not be necessary in the future. To date, the events of September 11, 2001 have had no material impact on the Company and its customers, but the Company cannot give any assurances regarding the continuing impact of September 11 on the U.S. economy.

     At September 30, 2001, the Company had $2,011 in non-accrual loans. Non-accrual loans consisted of thirteen individual credits. Eight of these credits totaling $1,176, are secured by single family residential loans. SBA loans, that are 75% secured by the federal government, amounted to $483. The remaining $352 are unsecured loans. Loans past due 90 days or more and still accruing are well secured, in management's opinion, and in the process of collection.

     Management believes that losses on these assets, if any, will be minimal, although no assurance can be given in this regard.

Non Performing Assets

The following table presents the Company's non performing assets for the periods set forth.


                                                   September 30   December 31
                                                           2001          2000
                                                       --------      --------
                                                        (Dollars in thousands)


Non accrual loans                                      $  2,011      $  1,015
Other real estate                                            43             -
Loans 90 days or more past due and still
  accruing interest                                       1,369           320
                                                       --------      --------
      Total non performing assets                      $  3,423      $  1,335
                                                       ========      ========

       Total assets                                    $528,247      $404,494
                                                       ========      ========

       Total non performing assets to total assets         0.65%         0.33%
                                                       ========      ========

Summary of Loan Loss Experience

The following table presents the Company's loan loss experience and selected loan loss ratios for the nine months ended September 30, 2001 and 2000.

                                                                          Nine months ended
                                                                             September 30
                                                                          2001           2000
                                                                      --------      ---------
                                                                      (Dollars in thousands)

Balance of allowance for loan losses at beginning of year             $  3,521      $   2,686

Loans charged-off:
 Commercial                                                                (21)          (170)
 Installment                                                                (2)             -
 Real Estate                                                               (82)             -
 Credit Cards and Other Consumer                                           (10)            (1)
                                                                      --------      ---------
 Total loans charged-off                                                  (115)          (171)
                                                                      --------      ---------
Recoveries of loans previously charged off:
 Commercial                                                                146            105
 Installment                                                                 -              -
 Real Estate                                                                98              5
 Credit Cards and Other Consumer                                             -              1
                                                                      --------      ---------
 Total recoveries                                                          244            111
                                                                      --------      ---------
Net loan (charge-offs) recoveries                                          129            (60)
Additions to allowance charged to expense                                   45          1,100
                                                                      --------      ---------
Balance at end of period                                              $  3,695      $   3,726
                                                                      =========     =========

Average loans                                                         $299,621      $ 258,626

Loans at end of period                                                $327,261      $ 267,680
Selected Loan Loss Ratios:
 Net charge-offs (recoveries) during the period to average loans         -0.04%          0.02%
 Provision for loan losses to average loans                               0.02%          0.43%
 Provision for loan losses to net charge-offs (recoveries) during
  the period                                                            -34.88%      1,833.33%

 Allowance for loan losses to loans at end of period                      1.13%          1.39%

  Non-performing assets at end of period                              $  3,423      $   1,355

 Non-performing assets to total loans at end of period                    1.05%          0.51%

  Allowance for loan losses to non-performing assets at end
   of period                                                               108%           275%

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

     Liquidity represents the institution's ability to meet present and future financial obligations. Liquid assets include cash, interest bearing deposits with banks, federal funds sold, investments and loans maturing within one year. The Company's funding requirements are supplied from a range of traditional sources, including various types of demand deposits, money market accounts, certificates of deposit and short-term borrowings. Federal Home Loan Bank ("FHLB") advances are utilized as funding sources by the Company. At September 30, 2001, there were $57,300 in FHLB advances outstanding. The Company has a warehouse line of credit collateralized by first mortgage loans amounting to $75,000, which expires December 4, 2001. The Company has no reason to believe this arrangement will not be renewed. The Bank had no outstanding warehouse advances at September 30, 2001 and 2000, respectively.

     The Company purchased Federal Funds from correspondent institutions in the amount of $10,464 and $0 at September 30, 2001 and 2000, respectively. The Company has securities sold under repurchase agreements in the amount of $19,000 and $0 at September 30,2001 and 2000, respectively. The Company has lines of credit with other correspondent banks of $16,348.

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

     The Company's financial position at September 30, 2001 reflects liquidity and capital levels that management believes are currently adequate to fund anticipated future business expansion. Capital ratios are in excess of required regulatory minimums for a well capitalized institution. The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance, and changing competitive conditions and economic forces. The adequacy of the Company's capital is reviewed by management on an ongoing basis. Management seeks to maintain a capital structure that will assure an adequate level of capital to support anticipated asset growth and to absorb potential losses.

     The following table presents the amounts of the Company's interest sensitive assets and liabilities that mature or reprice in the periods indicated.

                                                                       September 30,
                                                                           2001
                                                                        Maturing or
                                                                         Repricing
                                             ------------------------------------------------------------
                                                 Within      4-12          1 - 5         Over
                                               --------   ----------     --------      -------
                                               3 months     Months         Years       5 Years    Total
                                               --------   ----------   -------------   -------   --------
                                                                 (Dollars in thousands)
Interest-Earning Assets:
    Investment securities                      $ 20,834   $   25,410        $ 11,442   $55,380   $113,066
    Loans                                       176,265       18,877          92,581    39,538    327,261
    Interest bearing deposits                     6,321            -               -         -      6,321
    Other interest-earning assets                51,588            -               -         -     51,588
                                             ------------------------------------------------------------
Total interest-earning assets                   255,008       44,287         104,023    94,918    498,236
                                             ------------------------------------------------------------

Interest-Bearing Liabilities:
   Deposits
        Demand and savings (1)                  109,490            -          12,645         -    122,135
        Time deposits, $100,000 and over          1,490        3,732             974         -      6,196
         Other time deposits                     28,952      159,377          63,856         -    252,185
         Other interest-bearing liabilities      33,464       19,300           4,000    30,000     86,764
         Capital debt securities                      -            -               -     9,200      9,200
                                             ------------------------------------------------------------
Total interest-bearing liabilities              173,396      182,409          81,475    39,200    476,480
                                             ------------------------------------------------------------

         Period Gap                            $ 81,612    ($138,122)       $ 22,548   $55,718   $ 21,756
                                             ------------------------------------------------------------

         Cumulative Gap                        $ 81,612     ($56,510)       $(33,962)  $21,756
                                             -------------------------------------------------

         Ratio cumulative gap to total
            interest-earning assets               16.38%      -11.34%          -6.82%     4.37%
                                             -------------------------------------------------

(1) Management has determined that interest checking, money market (except those generated by e banking) and savings accounts are not sensitive to changes in related market rates and, therefore, have been placed in the 1-5 years category.

     The capital adequacy standards are based on an established minimum for Tier 1 Risk-Based Capital, Risk-Based Capital and the Tier 1 Leverage Ratio. The following table summarizes regulatory capital ratios for the Company and its subsidiary at September 30, 2001.


                                                      Resource   Resource
                                    Required Ratio   Bankshares    Bank
                                    ---------------  -----------  ------
               Tier 1 risk-based      4.00%               10.06%   9.41%

               Total risk-based       8.00%               11.07%  10.41%

               Tier 1 leverage        4.00 to 5.00%        7.46%   6.98%

     The Company and the Bank are in full compliance with all relevant regulatory capital requirements and are categorized by regulatory authorities as well capitalized.

     The effect of changing prices on financial institutions is typically different from other industries as the Company's assets and liabilities are monetary in nature. Interest rates are significantly impacted by inflation, but neither the timing nor the magnitude of the changes are directly related to price level indices. Impacts of inflation on interest rates, loan demand and deposits are reflected in the Company's financial statements. Management believes that the mortgage banking operations provide somewhat of a natural interest rate hedge, in that the Company is interest rate sensitive in the 4-12 month period. When loan interest rates decline, the Company's earnings will be negatively impacted but the mortgage operation's volume should increase. The reverse should occur in rising interest rate markets.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

     Market Risk Management

     The Company's primary market risk exposure is interest rate risk. Fluctuations in interest rates will impact both the level of interest income and interest expense and the market value of the Company's interest earning assets and interest bearing liabilities. There were no material changes in the Company's market risk management strategy, as stated in the Company's 2000 annual report, during the first nine months of 2001.

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



                        RESOURCE BANKSHARES CORPORATION


                             /s/ Lawrence N. Smith
                             -------------------------
                               Lawrence N. Smith
                      President & Chief Executive Officer
                            Date: November 13, 2001



                           /s/ Eleanor J. Whitehurst
                           -------------------------
                             Eleanor J. Whitehurst
                Senior Vice President & Chief Financial Officer
                            Date: November 13, 2001