Form 10-K
period 2001-12-31
RESOURCE BANKSHARES CORP
filed 2002-03-29
CIK 1065002

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

 [X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

                   For the fiscal year ended December 31, 2001

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

            3720 Virginia Beach Blvd., Virginia Beach, Virginia 23452
            ---------------------------------------------------------
          (Address of principal executive offices)         (Zip Code)

        Registrant's telephone number, including area code: 757-463-2265
                                                           -------------

        Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: Common Stock, $1.50 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates of the registrant based on the closing sale price on February 22, 2002 as reported in The Wall Street Journal, was $47,236,797. For the purpose of the foregoing
-----------------------
calculation only, directors and executive officers of the registrant have been deemed affiliates.

The number of shares outstanding of the registrant's common stock as of February 22, 2002: 3,103,295

                      Documents Incorporated by Reference

In accordance with General Instruction G(3) of Form 10-K, the information called for in Part III is incorporated by reference from the Company's Proxy Statement to be filed no later than April 30, 2002, in connection with the Company's 2002 Annual Meeting of Shareholders.

                                TABLE OF CONTENTS

PART I....................................................................................................................3

         Item 1.  Business................................................................................................3
         Item 2.  Properties.............................................................................................18
         Item 3.  Legal Proceedings......................................................................................18
         Item 4.  Submission of Matters to a Vote of Security Holders....................................................19

PART II..................................................................................................................20

         Item 5.  Market for Registrants Common Stock and Related Stockholder Matters....................................20
         Item 6.  Selected Consolidated Financial Data...................................................................21
         Item 7.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations ................................................................22
         Item 7a. Quantitative and Qualitative Disclosures about Market Risk.............................................27
         Item 8.  Financial Statements and Supplementary Data............................................................28
         Item 9.  Changes in and Disagreements with Accountants
                     on Accounting and Financial Disclosure..............................................................28

PART III.................................................................................................................28

         Item 10. Directors and Executive Officers of the Registrant.....................................................28
         Item 11. Executive Compensation.................................................................................28
         Item 12. Security Ownership of Certain Beneficial Owners and Management.........................................28
         Item 13. Certain Relationships and Related Transactions.........................................................28

PART IV..................................................................................................................29

         Item 14. Exhibits, Financial Statements, Schedules and Reports of Form 8-K......................................29

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

ITEM 1.  BUSINESS
-----------------

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

         The Bank opened for business September 1, 1988. After four years of initial losses the Bank was recapitalized, and a new management team and new Board of Directors took control January 1, 1993. Headquartered in Virginia Beach, the Bank operates five full service banking offices - one each in Virginia Beach, Chesapeake, Newport News, Herndon and Richmond, Virginia. The Bank acquired two branches, Herndon and Reston in December 1997 when Eastern American Bank, FSB (Eastern American) merged with the Bank. The Reston branch was sold during the third quarter of 2000. All Bank branches operate under the name Resource Bank. Prior to the Eastern American acquisition, the Bank operated only one banking office in Virginia Beach. The branch location in Chesapeake, Virginia opened during the second quarter of 1999, the Newport News, Virginia branch opened during the first quarter of 2000 and the Richmond branch opened during the first quarter of 2002. The Bank also began offering online banking services during the first quarter of 2000, providing customers with the ability to conduct banking business via a personal computer or other secure browser-enabled device 24 hours per day through its Internet site.

         The Bank serves customers throughout Virginia, providing banking services primarily to individuals and businesses located in Hampton Roads in southeast Virginia, Fairfax County in northern Virginia and a loan production office in the greater Richmond metropolitan area. The Bank markets its services to consumers, small to medium sized businesses and professional people and emphasizes personal relationship banking. A full range of services is offered including checking and savings accounts, certificates of deposit and charge cards, as well as services typically associated with larger banks, such as sweep account capacity, automatic reconcilement, and corporate credit cards. The Bank is a Preferred Lender under the Small Business Administration (SBA) program in both the Richmond, Virginia and Washington, DC SBA districts and ranked number four in loan volume (35 loans totaling $7.0 million) in the Richmond district in fiscal year 2001.

         The Bank's mortgage division originates residential one to four family unit mortgage loans and sells them to investors in the national secondary market. During 2001, the Bank originated and sold mortgage loans in excess of $797 million. The mortgage division originates loans from the five bank locations as well as from its mortgage offices in Virginia Beach, Richmond, Chesapeake, Newport News, Reston, Oakton and Roanoke, Virginia, Rockville, Maryland and Jacksonville and Fort Lauderdale in Florida. Additionally, the Bank originates loans throughout the United States through its wholesale operations, as well as through its participation in a limited liability company specializing in relocation services. Mortgage closing and shipping operations are conducted at the mortgage division office in Virginia Beach, Virginia.

         As part of the expansion of its mortgage operations, the Bank purchased a commercial mortgage company during the first quarter of 2001. Atlantic Mortgage & Investment Company ("Atlantic Mortgage") was purchased from Progress Realty Advisors, Inc., a Pennsylvania corporation, and operates as a division of Resource Bank. Atlantic Mortgage specializes in commercial mortgage originations, placements and servicing primarily along the Atlantic coast, with offices in Richmond and Chesapeake, Virginia and Raleigh, North Carolina.

         During the first quarter of 2001 the Bank also purchased First Jefferson Mortgage Corporation ("First Jefferson"), a Virginia based mortgage loan origination company. First Jefferson's business and operations have been integrated into Resource Mortgage, a division of Resource Bank. The purchase of First Jefferson added mortgage offices in Fort Lauderdale and Jacksonville, Florida and Roanoke, Virginia, as well as in the Hampton Roads and Richmond areas.

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

                                                                  Year ended December 31
                                                                  ----------------------
                                             2001                              2000                               1999
                                             ----                              ----                               ----
                           --------------------------------------------------------------------------------------------------------
                               Average      Income/   Yield/     Average      Income/    Yield/      Average     Income/   Yield/
                              Balance/(1)/  Expense  Rate/(2)/  Balance/(1)/  Expense   Rate/(2)/  Balance/(1)/  Expense  Rate/(2)/
                              ------------  -------  ---------  ------------  -------   ---------  ------------  -------  ---------
                                                                         (Dollars in thousands)
Assets
Interest Earning Assets:
  Securities /(3)/               $92,626        7,079   7.64%        $48,012     3,870     8.06%     $21,791       1,468    6.74%
  Loans /(4)/                    306,802       22,148   7.22%        263,110    22,821     8.67%     217,598      18,072    8.31%
  Interest bearing deposits in
     other banks                   9,791          366   3.74%          8,487       537     6.33%       5,974         293    4.90%

 Other earning assets /(5)/       45,596        3,523   7.73%         16,227     1,561     9.62%      16,118       1,548    9.60%
                                  ------        -----   -----         ------     -----     -----      ------       -----    -----
  Total interest earning
     assets                      454,815       33,116   7.28%        335,836    28,789     8.57%     261,481      21,381    8.18%
Non-interest earning assets:
  Cash and due from banks          5,946                               5,025                           4,280
  Premises and equipment           6,943                               3,392                           3,717
  Other assets                    12,504                               8,828                           5,644
  Less: Allowance for loan
     losses                       (3,718)                            (3,083)                         (2,606)
                                  -------                            -------                         -------
  Total non-interest earning
     assets                       21,675                              14,162                          11,035
                                --------                            --------                        --------
Total Assets                    $476,490                            $349,998                        $272,516
                                ========                            ========                        ========

Liabilities and Stockholders'
Equity
Interest Bearing Liabilities:
 Interest bearing deposits:
  Demand/MMDA accounts          $120,288       5,065     4.21%       $67,844     4,053     5.97%      $12,362        410    3.32%
  Savings                          4,465         140     3.14%        14,618       631     4.32%       22,943      1,034    4.51%
  Certificates of deposit        243,807      13,299     5.45%       200,137    12,296     6.14%      180,764      9,593    5.31%
                                 -------      ------     -----       -------    ------     -----      -------      -----    -----
Total interest bearing
   deposits                       368,560     18,504     5.02%       282,599    16,980     6.01%      216,069     11,037    5.11%
 FHLB advances and other
   borrowings                     51,904       2,276     4.39%        19,625     1,156     5.89%       12,506        697    5.57%
 Capital debt securities           9,666         879     9.09%         9,200      839      9.12%        7,528        702    9.33%
                                   -----        ----     -----         -----      ----     -----        -----       ----    -----
   Total interest bearing
liabilities                      430,130      21,659     5.04%       311,424    18,975     6.09%      236,103     12,436    5.27%
Non-interest bearing
liabilities:
  Demand deposits                 16,386                              16,407                           16,541
  Other liabilities                5,722                               4,623                            2,139
                                   -----                               -----                            -----
   Total liabilities              22,108                              21,030                           18,680

Stockholders' equity              24,252                              17,544                           17,733
                                  ------                              ------                         --------
   Total liabilities and
   stockholders' equity         $476,490                            $349,998                         $272,516
                                ========                            ========                         ========
Interest spread /(6)/                                    2.24%                             2.48%                            2.91%
Net interest income/net
  interest margin /(7)/                      $11,457     2.52%                  $9,814     2.92%                  $8,945    3.42%

/(1)/ Average balances are computed on daily balances and Management believes such balances are representative of the operations of the Company.
/(2)/ Yield and rate percentages are all computed through the annualization of interest income and expenses versus the average balance of their respective accounts.
/(3)/ Tax equivalent basis. The tax equivalent adjustment to net interest income was $424 thousand, $377 thousand and $0 for the years ended December 31, 2001, 2000 and 1999, respectively.
/(4)/ Non-accrual loans are included in the average loan balances, and income on such loans is recognized on a cash basis.
/(5)/    Consists of funds advanced in settlement of loans.

/(6)/ Interest spread is the average yield earned on earning assets, less the average rate incurred on interest bearing liabilities.
/(7)/ Net interest margin is net interest income, expressed as a percentage of average earning assets.

         As the largest component of income, net interest income represents the amount that interest and fees earned on loans and investments exceeds the interest costs of funds used to support these earning assets. Net interest income is determined by the relative levels, rates and mix of earning assets and interest-bearing liabilities.

         For the year ended December 31, 2001, net interest income on a tax equivalent basis was $11.5 million, an increase of approximately $1.7 million, or 17.3%, over $9.8 million for the same period in 2000. Average interest earning assets increased $119.0 million from 2000 to 2001 while average interest bearing liabilities increased $118.7 million. The yield on average interest earning assets for the year ended December 31, 2001 was 7.28% compared with 8.57% for the comparable 2000 period. The 2001 yield on loans was 7.22% compared to 8.67% in 2000. The cost on average interest bearing liabilities decreased one hundred five basis points during 2001 to 5.04%, compared to 6.09% during 2000.

         Net interest income for the year-ended December 31, 2000 increased 5.5%, or $492 thousand over 1999. Average interest earning assets increased $74.4 million from 1999 to 2000 while average interest bearing liabilities increased $75.3 million. The yield on average interest earning assets for the year ended December 31, 2000 was 8.57% compared with 8.18% for the comparable 1999 period. The 2000 yield on loans was 8.67%, compared to 8.31% in 1999. The cost on average interest bearing liabilities increased eighty-two basis points during 2000 to 6.09%, compared to 5.27% during 1999.

         The Company's net interest margin is sensitive to the loan origination volume of the mortgage banking division. All loans originated by the mortgage banking division are sold, servicing released, in the secondary mortgage market. Each mortgage loan originated is sold when the borrower locks-in the interest rate on the loan. When the volume of mortgage loan originations increases, typically in a declining interest rate environment, "funds advanced in settlement of mortgage loans" increase. This balance sheet item represents funds advanced to close mortgage loans, pending delivery of the loans to the loan purchaser. Until a mortgage loan is transferred to the purchaser, the Company receives interest on the loan at the note rate. Funds advanced in settlement of mortgage loans are financed to a large extent with short-term Federal Home Loan Bank borrowings and short-term certificates of deposit. While such funds advanced contribute to net interest income, depending on the interest rate curve, the interest rate spread on this item is not as great as the spread on the commercial loan portfolio, which normally carries a higher interest yield and is financed with lower cost deposits. Thus, as funds advanced in settlement of mortgage loans increase, the interest spread and the net interest margin could decrease. The average balance of funds advanced in settlement of mortgage loans was $45.6 million for the year ended December 31, 2001, compared to $16.2 million in the year ended December 31, 2000 and $16.1 million in the year ended December 31, 1999.

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

         During the period of June 1999 through May 2000, the Federal Reserve Bank increased interest rates six times, raising short-term rates by 150 basis points during this period. During the period of June 2000 through December 2001, the Federal Reserve Bank decreased interest rates eleven times, lowering short-term rates by 475 basis points. The record decrease in market rates in 2001 has resulted in corresponding decreases in the prime lending rate, as well as the cost of interest bearing deposits including certificates of deposit. Increases in rates tend to slow economic growth and reduce borrowing activities while decreases in rates generally promote economic growth and increase borrowing activities.

                                                                    Year Ended December 31
                                                                    ----------------------
                                    2001 compared to 2000           2000 compared to 1999             1999 compared to 1998
                                      Increase (Decrease)            Increase (Decrease)               Increase (Decrease)
                                     Due to Changes in:             Due to Changes in:                Due to Changes in:
                               ------------------------------   -----------------------------  ----------------------------------
                                 Volume     Rate      Net        Volume     Rate      Net        Volume      Rate        Net
                                 ------     ----      ---        ------     ----      ---        ------      ----        ---
                                                                    (Dollars in thousands)
Interest Income:
  Securities                       $3,420    ($211)   $3,209       $2,065      $337   $2,402         $616       $140        $756
  Loans /(1)/                       5,727   (4,438)    1,289        3,964       798    4,762        2,069      (860)       1,209
  Interest bearing deposit in
     other banks                       74     (245)    (171)          145        99      244        (291)       (39)       (330)
                               ------------------------------   -----------------------------  ----------------------------------
  Total                            $9,221  ($4,894)   $4,327       $6,174    $1,234   $7,408       $2,394     $(759)      $1,635
                               ------------------------------   -----------------------------  ----------------------------------

Interest Expense:
  Interest bearing deposits        $4,618  ($3,094)   $1,524       $3,782    $2,161   $5,943       $1,271     $(550)        $721
  FHLB advances and other
      borrowing                     1,788     (628)    1,160          608      (12)      596          138        241         379
                               ------------------------------   -----------------------------  ----------------------------------
  Total                            $6,406  ($3,722)   $2,684       $4,390    $2,149   $6,539       $1,409     $(309)      $1,100
                               ------------------------------   -----------------------------  ----------------------------------

Increase (decrease) in net
     interest income               $2,815  ($1,172)   $1,643       $1,784    ($915)     $869         $985     ($450)        $535
                               ==============================   =============================  ==================================

 /(1)/ Loans include funds advanced in settlement of loans.

Interest Rate Sensitivity Analysis

         Management evaluates interest sensitivity through the use of an asset/liability management-reporting model on a quarterly basis, as well as an internal model, which is updated at least monthly. Based upon these analyses and market situations, management formulates strategies regarding asset generation and pricing, funding sources and pricing, and off-balance sheet commitments in order to decrease sensitivity risk. These strategies are based on management's outlook regarding interest rate movements, the state of the regional and national economies and other financial and business risk factors. In addition, the Company establishes prices for deposits and loans based on local market conditions and manages its securities portfolio under policies that take interest risk into account.

         The following table presents the amounts of the Company's interest sensitive assets and liabilities that mature or re-price in the periods indicated.

                                                                          December 31, 2001
                                                                        Maturing or Repricing
                                               ------------------------------------------------------------------------
                                                     Within          4-12           1-5           Over
                                                     ------          ----           ---           ----
                                                    3 Months        Months         Years         5 Years        Total
                                                    --------        ------         -----         -------        -----
                                                                          (Dollars in thousands)
Interest-Earning Assets:
  Investment securities                              $47,835         $6,521       $10,731        $49,548       $114,635
  Loans                                              185,177         37,192        92,654         29,913        344,936
  Interest bearing deposits                            1,682              -             -              -          1,682
  Other interest-earning assets                       71,971              -             -              -         71,971
                                                     -------        -------      --------        -------        -------
Total interest-earning assets                        306,665         43,713       103,385         79,461        533,224
                                                     -------         ------       -------         ------        -------

Interest-Bearing Liabilities:
  Deposits
    Demand and savings /(1)/                          85,056            990        14,268              -        100,314
    Time deposits, $100,000 and over                   3,704          6,088           290              -         10,082
    Other time deposits                               87,468        132,011        65,662              -        285,141
    Other interest-bearing liabilities                17,800         19,000        66,000              -        102,800
    Capital debt securities                                -          5,000             -          9,200         14,200
                                                    --------       --------      --------         ------       --------
Total interest-bearing liabilities                   194,028        163,089       146,220          9,200        512,537
                                                     -------        -------       -------          -----        -------

    Period Gap                                      $112,637     ($119,376)     ($42,835)        $70,261        $20,687
                                                    --------     ----------     ---------        -------        -------

    Cumulative Gap                                  $112,637       $(6,739)     ($49,574)        $20,687
                                                    --------       --------     ---------        -------

Ratio cumulative gap to total
  Interest-earning assets                             21.12%        (1.26%)       (9.30%)          3.88%
                                                      ------        -------       -------          -----

         /(1)/ Management has determined that interest checking, money market (except those generated by e-banking) and savings accounts are not sensitive to changes in related market rates and, therefore, have been placed in the 1-5 years category.

         The results of the rate sensitivity analysis for 2001 show that the Company had $112.6 million more in assets than liabilities subject to repricing within three months or less and was, therefore, in an asset sensitive position.

         The cumulative gap at the end of one year was a negative $6.7 million, a liability-sensitive position. Approximately $222.4 million, or 64.5% of the total loan portfolio, matures or re-prices within one year or less. An asset-sensitive institution's net interest margin and net interest income generally will be impacted favorably by rising interest rates, while that of a liability sensitive institution generally will be impacted favorably by declining rates.

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

Investment Portfolio

             The following tables present certain information on the Company's investment securities portfolio:

                                                    Securities Available for Sale /(1)/
                                                      2001            2000            1999
                                                      ----            ----            ----
                                                        (Dollars in thousands)
U. S. Government Agencies                          $59,505         $14,918          $4,662
State and Municipal                                 12,888

Federal Reserve Bank Stock                             867             673             587

Federal Home Loan Bank                               4,240           1,560             915
Stock
Corporate Bonds                                      2,720
Preferred Stock                                     33,311           1,043             351
Other                                                1,104             123             144
                                            -----------------------------------------------
                                                  $114,635         $18,317          $6,659
                                            ===============================================

/(1)/ Carried at fair value

                                                   Securities Held to Maturity /(2)/
                                                      2001            2000            1999
                                                      ----            ----            ----
U. S. Government Agencies                              $ -         $28,664            $151
State and Municipal                                      -          15,969             746
Corporate Bonds                                          -           7,201           7,208
Preferred Stock                                          -          11,970           8,431
                                            -----------------------------------------------
                                                       $ -         $63,804         $16,536
                                            ===============================================

/(2)/ Carried at cost, adjusted for amortization of premium or accretion of discount using the interest method.

         Gross unrealized losses on securities available for sale were $1.4 million at December 31, 2001 and $339 thousand at December 31, 2000 and gross unrealized gains were $1.2 million and $25 thousand at December 31, 2001 and 2000, respectively. At December 31, 1999 gross unrealized gains on securities available for sale were $13,200 and gross unrealized losses on securities available for sale were $115 thousand.

         At December 31, 2001 there were no securities in the held to maturity category. At December 31, 2000, gross unrealized gains and losses on securities held to maturity were $1.5 million and $1.3 million respectively. At December 31, 1999 gross unrealized gains and losses on securities held to maturity were $4 thousand and $2.2 million, respectively.

          The following table presents information on the maturities and weighted average yields of the Company's investment securities at December 31, 2001. The weighted average yields are calculated on the basis of book value of the investment securities and on the interest income of the investments adjusted for amortization of premium and accretion of discount.

                                                      December 31, 2001
                                                      Available for Sale
                                         Amortized                         Weighted
                                           Cost          Fair Value      Average Yield
                                         -----------------------------------------------
U.S. Government agencies
   Within one year                            $    -        $    -
   After one year to five years                    -             -
   After five years through ten years             31            34
   After ten years                            59,393        59,471         6.94%
                                        ---------------------------
       Total                                  59,424        59,505         6.94%
                                        ---------------------------

State and municipals:
   Within one year                                 -             -
   After one year to five years                  415           425         4.90%
   After five years through ten years              -             -
   After ten years                            11,861        12,463         5.86%
                                        --------------------------
       Total                                  12,276        12,888         5.83%
                                        --------------------------

Other securities:
   Within one year                                 -             -
   After one year to five years                    -             -
   After five years through ten years              -             -
   After ten years                            33,754        33,312
                                        ---------------------------
       Total                                  33,754        33,312         7.73%
                                        ---------------------------

Total debt securities                        105,454       105,705         7.06%

Equity and others                              9,424         8,930         7.04%
                                        ---------------------------

Total securities                            $114,878      $114,635         7.06%
                                        ===========================

Loan Portfolio

     The table below classifies loans, net of unearned income, by major category and percentage distribution at the dates indicated:

                                                                 December 31,
                        2001                    2000                   1999                  1998                  1997
Description      Amount    Percentage   Amount    Percentage    Amount    Percentage   Amount   Percentage   Amount   Percentage
                                                           (Dollars in thousands)
 Commercial       $77,705      22.53%    $68,274      23.66%    $77,507     30.32%    $68,569     36.37%    $50,713     33.68%
 Real Estate      263,364      76.35     216,056      74.89     173,789     67.97     115,790     61.42      96,058     63.79
 Consumer           3,867       1.12       4,183       1.45       4,375      1.71       4,163      2.21       3,819      2.53
                    -----    -------       -----    -------       -----   -------       -----    -------      -----   -------
 Total           $344,936     100.00%   $288,513     100.00%   $255,671    100.00%   $188,522    100.00%   $150,590    100.00%
                 ========               ========               ========    =======   ========    =======   ========    =======

     Commercial business loans totaled $77.7 million, or 23% of the Bank's loan portfolio at December 31, 2001. These loans are typically made on the basis of the borrower's ability to make repayment from cash flow from its business and are secured by business assets, such as commercial real estate, accounts receivable, equipment and inventory.

      Real estate loans (commercial and residential real estate and residential construction loans) amounted to $263.4 million, or 76% of the loan portfolio at December 31, 2001. Commercial real estate loans typically involve larger loan balances concentrated with single borrowers or groups of related borrowers and payment experience is typically dependent on the successful operation of a business or real estate project. Residential real estate loans generally carry lower credit risk and smaller balances and are made on the basis of the borrowers' ability to make repayment from their personal income. Residential construction lending often involves larger loan balances with single borrowers, with repayment typically dependent upon completion and sale of the subject property(s).

     Consumer or installment loans totaled $3.9 million, and accounted for less than 2% of the Bank's loan portfolio at December 31, 2001. Consumer loans include home improvement loans, automobile loans and unsecured lines of credit.

Maturity Schedule of Loans

     The table below presents information regarding the maturity of loans at December 31, 2001:

                                                                       Over one
                                                      One Year         through         Five Years
                                                       or less        Five Years        or more          Total
                                                                        (Dollars in thousands)
Commercial                                                 $29,404          $28,141       $20,160          $77,705
Real estate - construction                                  75,740           10,406           137           86,283
Commercial real estate                                      34,132           60,832        30,229          125,193
Residential real estate                                      4,622            9,398        37,868           51,888
Installment and consumer loans                               2,067            1,785            15            3,867
                                                  ----------------------------------------------------------------
                                                          $145,965         $110,562       $88,409         $344,936
                                                  ================================================================

Non-performing Assets

     Whenever the accrual of interest is stopped, previously accrued but uncollected income is reversed. Thereafter, interest is recognized only as cash is received. The loan is reinstated to an accrual basis after it has been brought current as to principal and interest under the contractual terms of the loan. As of December 31, 2001, 2000, and 1999, non-accrual loans amounted to $536,000, $1,015,000 and $473,000, respectively.

                                                                          December 31,
                                              ----------------------------------------------------------------------
                                                       2001           2000          1999         1998          1997
                                                       ----           ----          ----         ----          ----
                                                                     (Dollars in thousands)
Non-accrual loans                                      $536         $1,015          $473         $533        $3,059
Loans contractually past due 90 days or
more and still accruing                               1,086            320           270          412         1,339
Troubled debt restructuring                               -              -             -            -             -
                                                        ---            ---           ---          ---           ---
  Total non-performing loans                          1,622          1,335           743          945         4,398

Other real estate owned                                  43              -            31          647           684
                                                       ----            ---          ----       ------        ------
  Total non-performing assets                        $1,665         $1,335          $774       $1,592        $5,082
                                                     ======         ======          ====       ======        ======

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

     The provisions for loan loss taken by the Company for the years ended December 31, 2001, 2000 and 1999 were $195,000, $1,100,000 and $4,667,000, respectively. The significant increase in the provision for loan loss in 1999 was the result of the credit problems encountered within the Company's asset based lending program, as discussed in Item 7 of this Form 10-K. Such credit quality problems were exclusively related to this business unit, and, as a result, the Company exited this program in 1999.

     The following table presents the Bank's loan loss experience for the periods indicated:

                                                                  Year Ended December 31,
                                            --------------------------------------------------------------------
                                                    2001          2000          1999         1998          1997
                                                                  (Dollars in thousands)
Allowance for loan losses at
 beginning of period                              $3,521        $2,686        $2,500       $2,573        $1,040
Loans charged off:
 Commercial                                          203           228         4,436          126             2
 Real Estate                                         109           156            84          141            56
 Consumer                                             44            11             6           20             7
                                                      --            --             -           --             -
 Total                                               356           395         4,526          287            65

Recoveries of loans previously charged off:
 Commercial                                          202           124            35            1            34
 Real Estate                                         134             5             7           40             -
 Consumer                                              1             1             3           23             9
                                                       -             -             -           --             -
 Total                                               337           130            45           64            43
                                                     ---           ---            --           --            --
Net loans charged off                                 19           265         4,481          223            22
Provision for loan losses                            195         1,100         4,667          150           155
                                                     ---         -----         -----          ---           ---
Allowance acquired through business
combination                                            -             -             -            -         1,400
                                                 -------       -------       -------       ------         -----
Allowance for loan losses end of period
                                                  $3,697        $3,521        $2,686       $2,500        $2,573
                                                  ======        ======        ======       ======        ======
Average total loans (net of unearned
 income)                                        $306,802      $263,110      $217,598     $168,271       $93,839
Total loans (net of unearned income) at
 period-end                                     $344,936      $288,513      $255,671     $188,522      $150,590

Ratio of net charge-offs to average
 loans                                              .01%          .10%         2.06%        0.13%         0.02%
Ratio of provision for loan losses to
 average loans                                      .06%          .42%         2.14%        0.09%         0.17%
Ratio of provision for loan losses to net
 charge-offs                                   1,026.32%       415.09%       104.15%       67.26%       704.55%
Allowance for loan losses to period-end
 loans                                             1.07%         1.22%         1.05%        1.33%         1.71%
Non-performing assets to period-end
 total loans and other real estate                 0.48%         0.46%         0.30%        0.84%         3.36%

      The Company makes various types of real estate loans in its local markets, including commercial and residential real estate loans and residential construction loans. In establishing the allowance for loan losses, in addition to the factors described above, management considers the following risk elements in the loan portfolio.

     Commercial business loans typically are made on the basis of the borrower's ability to make repayment from cash flow from its business and are secured by business assets, such as commercial real estate, accounts receivable, equipment and inventory. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself. Further, the collateral for commercial business loans may depreciate over time and cannot be appraised with as much precision as residential real estate. Many commercial business loans have personal endorsements as additional security.

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

     Residential real estate loans generally carry lower credit risk and smaller balances and are made on the basis of the borrowers' ability to make repayment from their personal income.

     Consumer loans entail risks, particularly in the case of consumer loans that are unsecured, such as lines of credit, or secured by rapidly depreciable assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower's continuing financial stability and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy laws, may limit the amount that can be recovered on such loans. Such loans may also give rise to claims and defenses by a consumer loan borrower against an assignee of such loan such as the Company, and a borrower may be able to assert against such assignee claims and defenses that it has against the seller of the underlying collateral.

Deposits

       The table below presents average deposits and average rates paid, by major category, at the dates indicated:

                                                    2001                        2000                          1999
                                            Average       Average        Average        Average      Average   Average
                                            Balance        Rate          Balance         Rate        Balance     Rate
                                         ---------------------------------------------------------------------------------
                                                                      (Dollars in thousands)
Interest-bearing deposits
    Demand/MMDA accounts                      $120,288        4.21%          $67,844       5.97%     $12,362      3.32%
    Savings                                      4,465        3.14%           14,618       4.32%      22,943      4.51%
    Certificates of deposit                    243,807        5.45%          200,137       6.14%     180,764      5.31%
                                         --------------             -----------------            ------------
Total interest bearing deposits                368,560        5.02%          282,599       6.01%     216,069      5.11%

Non interest bearing deposits                   16,386            -           16,407          -       16,541          -

Total average deposits                        $384,946        4.81%         $299,006       5.68%    $232,610      4.74%
                                         ==============             =================            ============

     The following table is a summary of time deposits of $100,000 or more by remaining maturities at December 31, 2001:

                                            Amount                     Percent
                                            ------                     -------
                                                 (Dollars in thousands)

Three months or less                        $3,704                      36.74%
Three to twelve months                       6,088                      60.38%
Over twelve months                             290                       2.88%
                                       ------------             ---------------
Total                                      $10,082                     100.00%
                                       ============             ===============

Short Term Borrowings

     The following table sets forth consolidated short-term borrowings.
These borrowings represent advances to
the Bank by the Federal Home Loan Bank of Atlanta and are secured by Federal Home Loan Bank stock, investment securities and first mortgage loans and federal funds purchased and securities sold under agreements to repurchase. During 2001, the Bank purchased federal funds on an unsecured basis for up to thirty consecutive days from a correspondent bank.

                                                        Years Ended December 31,
                                                    2001            2000           1999
                                             ------------------------------------------------
                                                         (Dollars in thousands)
Balance at period end                                   $36,500        $7,546        $13,000
Average balance during period                           $16,871        $7,030         $7,289
Average rate                                              3.35%         6.37%          5.60%
Maximum outstanding during period                       $57,433       $23,246        $16,000

Return on Equity and Assets

     The following table sets forth ratios for the Company considered to be significant indicators of the Company's profitability and financial condition during the periods indicated:

                                                             Return in Equity and Assets
                                                            2001          2000          1999
                                                 --------------------------------------------
Return on average assets                                   0.95%         1.21%        -0.25%
Return on average equity                                  18.73%        24.13%        -3.90%
Dividend payout ratio                                     32.21%        26.92%      -160.00%
Average equity to average asset ratio                      5.09%         5.01%         6.51%
Tier I leverage ratio                                      6.88%         6.69%         7.19%
Tier I risk-based                                          9.49%         8.74%         8.20%

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

     The Bank has contracted with a nationally recognized Internet Banking service company to provide a secure, comprehensive Internet package to market its products and service its clientele. This Internet branch (www.resourcebankonline.com)provides customers with the ability to conduct banking business via a personal computer or other secure browser-enabled device 24 hours per day. The Bank offers special deposit accounts through this Internet branch, which features competitive interest rates and ready access to funds on deposit. Online bill payment and a download capability for most personal financial software packages are also included in this program.

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

     The deposits of the Bank are insured by the Federal Deposit Insurance Corporation ("FDIC") which insures that member banks pay depositors to the extent provided by law in the event an insured bank is closed without adequately providing for the claims of depositors. The majority of the Bank's deposits are subject to the deposit assessments of the Bank Insurance Fund ("BIF") of the FDIC. Portions of the deposits of the Bank (those acquired as a result of the merger with Eastern American) are subject to assessments imposed by the Savings Association Insurance Funds ("SAIF") of the FDIC.

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

Regulation and Supervision of Resource Bankshares

     General. As a bank holding company, Resource Bankshares is subject to state and federal banking and bank holding company laws and regulations that impose specific requirements or restrictions and provide for general regulatory oversight with respect to virtually all aspects of its operations.

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

     Pursuant to the Gramm-Leach-Bliley Act, financial holding companies are permitted to engage in activities that are "financial in nature" or incidental or complementary thereto, as determined by the FRB. The Gramm-Leach-Bliley Act identifies several activities as "financial in nature," including, among others, insurance underwriting and agency, investment advisory services, merchant banking and underwriting, and dealing or making a market in securities. Being designated a financial holding company will allow insurance companies, securities brokers and other types of financial companies to affiliate with and/or acquire depository institutions. During the first quarter of 2002, the Company filed an application to become a "financial holding company" and its application was accepted. The Company has not yet determined whether or when it will engage in any particular financial activities that are permissible for financial holding companies.

Employees

     At December 31, 2001 the Company had 277 full time and 18 part time employees in its banking and mortgage operations. None of its employees is represented by any collective bargaining unit, and the Company believes relations with its employees are good.

Executive Officers

     Lawrence N. Smith, joined the Bank in December 1992 and served as its President and Chief Executive Officer until December 1998. He currently serves as Chief Executive Officer of both the Bank and the Company. Mr. Smith has over 19 years of experience with United Virginia Bank/Seaboard National and United Virginia Banks - Eastern Region, predecessor of Crestar Bank - Eastern Region ("Crestar"). From 1973 until May 1983, Mr. Smith was President of Crestar and also served on major committees of the holding company, United Virginia Bankshares, Inc., predecessor of Crestar Bankshares, Inc. He retired from Crestar in May 1983. Mr. Smith formed Essex Financial Group, Inc. a financial holding company in May 1983. Mr. Smith serves on the board of directors of Empire Machinery and Supply Corporation, a Norfolk based supplier of industrial products, and has been active in civic affairs for the past 30 years.

     T. A. Grell, Jr., has been President and Chief Operating Officer of the Bank, since December 1998, and a director of the Company since October 2000. He served as Executive Vice President of the Company from December 1998 until November 2001 and was named President of the Company in November 2001. From 1984 until joining the Company, he was a senior officer at Central Fidelity Bank, which was later acquired by Wachovia Bank. He has 30 years experience in the banking industry and is active in civic affairs.

     Harvard R. Birdsong II, has been Senior Vice President of the Company since December 1998 and senior vice president and chief credit officer of the Bank since January 1997. He was named Executive Vice President of the Bank in June 2001 and of the Company in October 2001. Prior to joining the Bank, he was a senior credit officer at Essex Savings Bank, where he was employed from 1984 through 1996. He has been employed in the banking industry for 30 years and is active in civic affairs.

     Debra C. Dyckman has served as Senior Vice President of operations and secretary of the Bank since 1992 and of the Company since its inception. She was named Executive Vice President of the Bank in June 2001 and of the Company in October 2001. She has been in banking over 30 years and serves on the Board of Trustees of Cape Henry Collegiate School.

     Eleanor J. Whitehurst has been Senior Vice President and Chief
Financial Officer of the Bank since 1992 and of the Company since its inception. She has more than 30 years experience in the banking industry in the Hampton Roads, Virginia area.

     James M. Miller was named Executive Vice President of the Bank in June 2001. He served as President of the Bank's Northern Virginia region from December 1997 until August 2001, when he assumed his duties as Executive Vice President. He served as Senior Vice President of the Company since December 1998, and was named Executive Vice President in October 2001. Mr. Miller was President of Eastern American Bank (FSB) prior to its merger with Resource Bank in December 1997. He is active in civic affairs and has 20 years experience in banking and finance.

ITEM 2.     PROPERTIES
-------     ----------

     The Company leases most of its banking and mortgage origination offices. Leases covering the banking operations are long term with renewal provisions designed to assure the Bank that it will be able to operate in the facilities for the foreseeable future. Details of the Bank's leases may be reviewed in Note 12 of the Notes to Consolidated Financial Statements. The Bank owns a three story office building in Herndon, Virginia from which its Northern Virginia operations are conducted. During the third quarter 2000, the Bank sold an excess portion of this land retaining only the Bank building property. Construction of this building was completed in 2001.

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

     On May 1, 2001, United Leasing Corporation, a Mechanicsville, Virginia business, filed a motion for judgment against the Bank. The action centers on certain financing arrangements made by Resource Bank for United Leasing in June of 1999 in order for United Leasing to provide funding to AGM Development. As noted above, the bank declared AGM Development's loans in default in August of 1999. In October of 1999, United Leasing and the bank entered into a liquidation and loan modification agreement, the purpose of which was to resolve any claims United Leasing and the bank might have against one another.

     The United leasing lawsuit alleged that the liquidation and loan modification agreement was not enforceable and sought monetary damages for losses United Leasing incurred as a result of its financing arrangements with the bank. Among other claims, the lawsuit alleged that the bank made fraudulent misrepresentations regarding its lending relationship with AGM Development. Resource Bank believed the allegations in the lawsuit were untrue and presented valid defenses to each of the claims asserted by United Leasing.

     On February 22, 2002, the court granted the Bank's Motion for Summary Judgment and dismissed United Leasing's case with prejudice ruling that the liquidation and loan agreement was enforceable and precluded United Leasing's claims. The Bank has filed a counterclaim to recover its attorney's fees incurred in defense of the suit.

     On March 8, 2002, Cohen & Malad, LLP, an Indianapolis, Indiana law firm acting as plaintiff, filed a class action complaint in the Circuit/Superior Court of Marion County, Indiana against the Company and the Bank. The suit alleges that the mortgage division of the Bank violated the Telephone Consumer Protection Act by sending unsolicited advertisements by facsimile without obtaining prior express invitation or permission to send the facsimiles. The suit seeks certification of a class action to pursue common claims amongst recipients of unsolicited facsimiles and seeks monetary damages. The Company and Bank believe that the facsimile allegedly received by the plaintiff was transmitted by a third party fax service retained by the Bank.

     As the lawsuit was just received, the Company and the Bank are still in the process of factually investigating the claims. The Company and the Bank intend to defend the suit vigorously. In particular, the Company and the Bank intend to vigorously contest class certification on the grounds that individual issues surrounding each facsimile precludes class certification. If appropriate, the Company and the Bank will also vigorously explore possible causes of action against the fax service provider that transmitted the facsimile allegedly received by the plaintiff in the lawsuit.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------     ---------------------------------------------------

     No matters were submitted to the Company's shareholders for a vote during the fourth quarter of 2001.

PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
-------     --------------------------------------------------------------------

     The Company's common stock is listed on the Nasdaq National Market ("Nasdaq/NM") under the symbol "RBKV". Prior to December 15, 2000, the Company's common stock was listed on the American Stock Exchange ("Amex") under the symbol "RBV". The high and low closing sales prices of the Company's common stock during 2001 and 2000, and information concerning dividends paid on the Company's common stock are set forth in the following table.

                                                             Cash Dividend
Nasdaq/NM 2001                         High          Low              Paid

Fourth Quarter                       $18.18       $14.50             $0.12

Third Quarter                         17.99        14.00               .12

Second Quarter                        16.00        14.00               .12

First Quarter                         16.50        10.13               .12

Nasdaq /NM 2000

Fourth Quarter
  (December 15- 31)                  $11.00       $10.13                 -

Amex 2000

Fourth Quarter
  (October 1 - December 14)          $10.94        $9.63             $0.12
Third Quarter                         10.00         7.88               .10

Second Quarter                        10.63         8.63               .10

First Quarter                         12.63         8.63               .10

     The Company's 3,103,295 common shares outstanding were held by approximately 800 shareholders of record at February 22, 2002.

ITEM 6.     SELECTED CONSOLIDATED FINANCIAL DATA
-------     ------------------------------------

     The following consolidated summary sets forth selected financial data for the Company and its subsidiaries for the periods and at the dates indicated. The following summary is qualified in its entirety by the Company's financial statements included as part of this Form 10-K.

                                                                           Years Ended December 31
                                                      2001          2000           1999            1998           1997
Income Statement Data:                                          (Dollars in thousands, except per share data)
         Gross interest income                         $32,692       $28,413          $21,381        $19,746        $10,937
         Gross interest expense                         21,659        18,975           12,435         11,336          5,983
         Net interest income                            11,033         9,437            8,946          8,410          4,954
         Provision for loan losses                         195         1,100            4,667            150            155
         Net interest income after provision for
                  loan losses                           10,838         8,337            4,279          8,260          4,799
         Non-interest income                            20,144        11,890            6,811          7,943          4,520
         Non-interest expense                           24,521        14,109           12,168         11,565          6,533
         Income before income taxes                      6,461         6,118          (1,078)          4,638          2,786
         Income taxes (benefit)                          1,918         1,886            (387)          1,591            965
         Net income (loss)                               4,543         4,233            (691)          3,047          1,821

Per Share Data /(1)/:
         Net income /(2)/                                $1.57         $1.63           $(.27)          $1.24         $ 0.92
         Cash dividends paid                               .48           .42              .40            .24          0.125
         Book value at period end                         9.27          7.50             6.25           7.18           6.36
         Tangible book value at period end                9.03          7.47             6.25           7.18           6.36

Period-End Balance Sheet Data:
         Total assets                                 $564,850      $404,494         $306,690       $233,460       $209,330
         Total loans (net of unearned income)          344,636       288,513          255,671        188,522        150,590
         Total deposits                                411,504       330,645          260,469        206,219        169,508
         Long-term debt                                 66,000        30,300           14,500          5,300          7,300
         Stockholders' equity                           28,779        19,672           15,870         17,789         15,602

Performance Ratios
         Return  (loss) on average assets                0.95%         1.21%           (.25)%          1.27%          1.40%
         Return (loss) on average stockholders' equity  18.73%        24.13%          (3.90)%         18.19%         18.59%
         Average stockholders' equity to average
                  total assets                           5.09%         5.01%            6.51%          6.96%          7.54%
         Net interest margin /(3)/                       2.52%         2.92%            3.42%          3.62%          3.90%
         Earnings to fixed charges
                  Excluding interest expense             3.03x         4.03x             .24x          5.55x         10.32x
                  Including interest expense             1.30x         1.32x             .91x          1.41x          1.46x

Asset Quality Ratios
         Net charge-offs to average loans                 .01%          .10%            2.06%           .13%           .02%
         Allowance to period-end loans                   1.07%         1.22%            1.04%          1.33%          1.71%
         Allowance to non-performing loans             227.93%       263.75%          361.51%        264.55%         58.50%
         Non-accrual loans to loans                      0.16%         0.35%            0.19%          0.28%          2.03%
         Non-performing assets to loans and
                  foreclosed properties                  0.48%         0.46%            0.30%          0.84%          3.36%
         Risk-based capital ratios
                  Tier 1 capital                         9.49%         8.74%            8.20%          9.23%          9.69%
                  Total capital                        10 .44%       10 .75%            9.24%        10 .48%        10 .93%
         Leverage capital ratio                          6.88%         6.69%            7.19%          7.52%          9.67%
         Total equity to total assets                    5.09%         4.86%            5.17%          7.62%          7.45%

-------------------
/(1)/ All per share figures have been adjusted to reflect a two-for-one stock split on July 1, 1998.
/(2)/ Net income per share is computed using the weighted average outstanding shares.
/(3)/ Net interest margin is calculated as tax-equivalent net interest income divided by average earning assets and represents the Company's net yield on its earning assets.

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------       ---------------------------------------------------------------
              RESULTS OF OPERATIONS
              ---------------------

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

Results of Operations and Financial Condition

     The Company had net income of $4,542,621 for 2001, $4,232,730 for 2000 and a net loss of $690,808 for 1999. This constituted net basic earnings (loss) per common share of $1.57 for 2001, $1.63 for 2000 and $(.27) for 1999. With the dilutive effect of common stock equivalents, earnings (loss) per common share were $1.49 for 2001, $1.56 for 2000 and $(.27) for 1999. The loss for the year ended December 31, 1999 was directly attributable to the $4,667,000 provision for loan losses taken in the third quarter. This provision for loan loss occurred as a result of credit problems with a significant borrower within the Company's asset based lending portfolio, as announced by the Company in August 1999. The Company exited the asset based lending business in 1999, which, at that time, represented only 5% of the Company's total loan portfolio.

     In regard to business segment reporting, the Company's mortgage banking operations resulted in net income before taxes of $2,330,003 for 2001, $673,990 for the year ended December 31, 2000 and a net loss before income taxes of $418,897 for the year ended December 31, 1999. The operating loss in 1999 was the result of the reorganization of the mortgage division and decreased loan origination volume caused by a general increase in interest rates.

     At December 31, 2001, 42.3% of total loans were due in one year or less. Floating rate loans with maturities of one year or less represented 35.5% of total loans, and the remainder of loans had fixed rates.

     Average loans, net of unearned income, to average deposits were 79.7%, 88.0% and 93.6% in 2001, 2000 and 1999, respectively.

Net Interest Income

     Net interest income, before provision for loan losses, increased by 16.9% in 2001 over 2000 to $11,032,769 and 5.5% in 2000 over 1999 to $9,437,497. The
2001 increase in net interest income was closely proportionate with the increase in average earning assets and interest bearing liabilities during 2001. During 2001, due to the continued expansion of the Bank's commercial lending activities, average loans increased 16.6% to $306,801,914. Due to the competitive pricing of the Company's deposit products, average total deposits increased 28.7% to $384,946,298. Average funds borrowed from the Federal Home Loan Bank and correspondent banks increased by 164.5% to $51,903,612 in 2001. As part of its mortgage banking operations, funds advanced on behalf of investor banks in settlement of mortgage loans increased 181.0% to $45,595,815 in 2001. Average securities increased 92.9% to $92,625,643 and average interest bearing deposits in other banks increased 15.4% to $9,791,557 in 2001.

     For a historical analysis of net interest income, see the table entitled "Average Balances, Interest Income and Expenses, and Average Yields and Rates" in Part I - Item 1. of this Form 10-K. For an analysis of the potential for a change in interest rates to impact the ability of the Bank to generate future net interest income, see the table entitled "Maturing or Repricing" in Part I -
Item 1. of this Form 10-K. This is frequently referred to as the GAP analysis, which analyzes the difference between interest-sensitive assets and liabilities for the repricing/maturity periods indicated. See also Item 7a of this 10-K for a discussion of interest rate sensitivity and market risk.

     As can be seen from the historical analysis and the GAP analysis, the Company is in an asset-sensitive position in the short term, which is effectively balanced within one year. In a period of rising interest rates, the Company is positioned to increase future net interest income. Conversely, in a period of declining interest rates the Company will be in a position to have a decrease in future interest income. This managed GAP does not include the impact of mortgage banking loan volume that provides a natural hedge against this GAP position. Mortgage banking income tends to increase in times of lower or declining interest rates, as refinancing leads to an increase in mortgage loan originations. In a climate of higher or rising interest rates, mortgage loan originations, particularly refinancing, decrease and mortgage banking income therefore decreases.

     In a declining interest rate environment in 2001, the Company's net interest margin was negatively impacted by frequently reoccurring cuts in market rates, particularly the prime lending rate. The Company's prime based loan portfolio repeatedly repriced downward more quickly than the cost of liabilities funding these loans. However, the Company's mortgage operations benefited from these same rate cuts, more than compensating for the lost interest spread with mortgage fee income.

Allowance for Loan Losses

     The ratio of net loans charged off to average loans outstanding was .01% in 2001, .10% in 2000 and 2.06% in 1999. The allowance for loan losses as a percentage of loans at year end was 1.07%, 1.22%, and 1.05% at December 31, 2001, 2000 and 1999, respectively. The level of non-performing loans at year end was $1,622,000, $1,335,000 and $743,000 at December 31, 2001, 2000 and
1999, or 0.48%, 0.46 and 0.29% of total loans, respectively.

     Management made a provision for loan loss of $195,000 in 2001, $1,100,000 in 2000 and $4,667,000 in 1999. The significant increase in the provision for loan loss in 1999 over previous years was the result of the previously noted credit problems encountered within the Company's asset based lending program. Such credit quality problems were exclusively related to this business unit, and the Company exited this program in 1999.

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

Potential Problem Loans

     At December 31, 2001, the Company had $536,000 in non-accrual loans, a decrease of 47.2% from December 31, 2000. Non-accrual loans consisted of seven individual credits and the total was less than one half of one percent of total loans. The Company had $1,086,000 in loans past due 90 days or more that were still accruing at December 31, 2001. Management believes that the loans past due 90 days or more and still accruing are well secured and in the process of collection. In addition to loans on either non-accrual status or loans past due 90 days or more and still accruing, management had identified $2,671,000 of loans that have been internally classified. These loans require more than normal attention and are potentially problem loans.

     For the historical analysis of the Bank's loan loss experience, see the table entitled "Loan Loss Experience" in Part I - Item 1. of this Form 10-K.

Non-interest Income and Non-interest Expenses

     Non-interest income in 2001 was $20,143,861, up 69.4% from $11,890,068 in
2000 due to the increased income derived from the residential mortgage banking operations and placement fees from the commercial mortgage operations. Non-interest income in 2000 was up 74.6% from $6,811,342 in 1999. During the third quarter of 2000, the Company sold a banking branch in Reston, Virginia, for a gain of $2,532,260, as well as the furniture and equipment associated with the branch, for a gain of $529,938. Also during the same quarter, the Company sold a parcel of real estate acquired with the property on which the Bank built its Northern Virginia headquarters, for a gain of $619,755. Excluding nonrecurring transactions, non-interest income in 2000 would have been $8,208,015, up 20.5% over 1999. Decreases in market interest rates in 2001 caused an increase of 144.5% in the residential mortgage market volume and a resultant increase of the Company's mortgage banking income of 154.5% to $17,604,747. Increases in market interest rates during 1999 and the first half of 2000 resulted in a modest increase of 14.1% in the 2000 residential mortgage market volume and a resultant increase of the Company's mortgage banking income of 21.2% to $6,916,584. Because of the uncertainty of future loan origination volume and the future level of interest rates, the Company may experience reductions in mortgage banking income in future periods. Service charge income decreased 11.3% to $648,809 and decreased 3.8% to $731,473 in 2001 and 2000, respectively and decreased 0.2% to $759,289 in 1999.

     Total non-interest expense was $24,520,801, an increase of 73.8% from $14,109,146 in 2000 and an increase of 16.0% from $12,167,768 in 1999.
Non-interest expense increased in 2001 over 2000 as a result of the acquisitions of First Jefferson and Atlantic Mortgage during the first quarter of 2001 and the related costs associated with the additional loan production offices that could not be integrated into existing offices. The increase in 2000 over 1999 was a result of adding a full service banking operation in Newport News during the first quarter of 2000 and establishing loan production offices in Newport News and Richmond, as well as absorbing expenses associated with the offering of online banking services. Non-interest expense increased in 1999 over 1998 as the result of adding a full service banking operation in Chesapeake and a loan office in Newport News, Virginia, as well as incurring expenses specifically related to the previously noted disposition of the credit problems encountered in the asset based lending program. The largest component of non-interest expense, salaries and employee benefits, increased 101.8% in 2001 to $16,289,407, increased 19.8% in 2000 to $8,071,927, and increased slightly (0.7%) in 1999 to $6,735,896. This category comprised 66.4% of the Company's total non-interest expense in 2001, 57.2% in 2000 and 55.4% in 1999. Occupancy expense increased to $1,585,141 in 2001 (up 30.8%) over 2000 and increased to $1,211,649 in 2000 (up 2.2%) over 1999 and increased to $1,185,861 in 1999 (up 8.9%). Depreciation and equipment maintenance expense increased by 81.1% in 2001 to $1,768,822, increased by 5.4% in 2000 to $976,982 and increased by 22.0% in 1999 to $926,702. The 2001 depreciation and equipment maintenance expense increased as a result of the acquisitions of First Jefferson and Atlantic Mortgage while the 2000 depreciation and equipment maintenance expense increased as a result of the opening of the Newport News banking branch and establishing loan production offices in Newport News and Richmond. Outside computer service expense increased by 56.6% in 2001 to $812,684, and increased by 6.9% in 2000 to $518,982. In 1999 outside computer service expense decreased 11.3% to $485,458 due to the result of the merger with Eastern American Bank and the systems conversions that happened in late 1997 and 1998. Professional fees increased 46.6% in 2001, decreased 16.1% in 2000 and increased significantly (110%) in 1999 to $340,821, as the result of the previously discussed credit problems in the asset based lending program.

     Federal Deposit Insurance Corporation ("FDIC") premiums decreased 32.3% in 2001, increased 68.7% in 2000 to $98,062 and increased 10.6% to $58,125 in
1999. The decrease in 2001 was a result of the risk classification and related assessment rates. As the result of the Eastern American Bank merger, FDIC insurance premiums are assessed on the Bank's deposit base on a pro rata basis whereby approximately 68 percent of the Bank's deposits are subject to Bank Insurance Fund ("BIF") rates, and approximately 32 percent of deposits are subject to Savings Association Insurance Fund ("SAIF") rates. This ratio of BIF and SAIF assessment rates was established at the time of merger, based on the relative sizes of the Bank and Eastern American Bank deposit bases at December 1, 1997.

     Stationery and supplies expense increased by 65.2% in 2001 to $681,761, decreased by 16.9% in 2000 to $412,683 and decreased 5.6% in 1999 to $496,814.
Marketing and business development increased by 12.8% to $536,850 in 2001, increased by 18.7% to $475,778 in 2000 and increased 16.8% in 1999 to $400,938.

     Other non-interest expenses increased by 13.1% in 2001 to $2,272,287, increased by 34.8% in 2000 to $2,009,363 and increased 5.3% in 1999 to $1,490,664. The increase in 2001 included a write down of $55,000 in the value of an other asset held by the Company and a similar write down of $500,000 in 2000.

Income Taxes

     Applicable income taxes on 2001 earnings amounted to $1,918,208, resulting in an effective tax rate of 29.7% and income taxes on 2000 earnings amounted to $1,885,689, resulting in an effective tax rate of 30.8%. These rates are lower as a result of the increase in tax-free municipals in the Bank's security portfolio. The income tax benefit from the Company's 1999 loss was $386,958, resulting in an effective tax rate of 35.9%.

Liquidity

     The Company's funding requirements are supplied from a range of traditional sources, including various types of demand deposits, money market accounts, certificates of deposit and short-term borrowings. Large certificates of deposit accounted for 2.5% and 2.0% of total deposits at December 31, 2001 and 2000, respectively. Federal Home Loan Bank of Atlanta ("FHLB") advances were also utilized as funding sources, with $83,800,000 and $30,300,000 in such advances outstanding at December 31, 2001 and December 31, 2000, respectively. Pursuant to the terms of a variable rate line of credit with the FHLB, the Bank may borrow up to 25% of the Bank's assets. This FHLB credit facility has no expiration date, but is re-evaluated periodically to determine the Bank's credit worthiness. Additionally, the Bank has a warehouse line of credit collateralized by first mortgage loans, amounting to $75,000,000 and is renewable annually. As of December 31, 2001, there was no balance drawn from this line of credit. Management has no reason to believe these arrangements will not be renewed.

     Management seeks to ensure adequate liquidity to fund loans and meet the Company's financial requirements and opportunities. To provide liquidity for current, ongoing and unanticipated needs, the Company maintains federal funds sold, money market accounts and a portfolio of debt securities. The Company also structures and monitors the flow of funds from debt securities and from maturing loans. Securities are generally purchased to provide a source of liquidity. At December 31, 2001, the Company had $114,634,519, fair market value, in securities available-for-sale and no securities in held-to-maturity. Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a net amount in a separate component of stockholders' equity until realized. Securities are composed of governmental or quasi-governmental agencies, and investment grade preferred stocks and bonds of corporations. Net unrealized depreciation, net of tax effect, on securities available-for-sale was ($160,570) and ($258,222) at December 31, 2001 and 2000, respectively. There were no federal funds sold to correspondent institutions at December 31, 2001 and 2000, respectively.

     The Company raised approximately $5,000,000 of additional capital in the fourth quarter of 2001 by offering 5,000 Trust Preferred Securities at a price of $1,000.00 per Security. These securities bear a variable distribution rate per annum, reset semi-annually, equal to LIBOR plus 3.75%, provided that the applicable interest rate may not exceed 11.0% through the interest payment date in December 2006. These securities have a mandatory redemption date of December 8, 2031, and are subject to varying call provisions at the option of the Company beginning December 8, 2006.

     In the second quarter of 2001, the Company raised net proceeds of $6,444,036 by issuing 500,000 shares of Common Stock at a public offering price of $14.00 per share before underwriting discounts. On July 9, 2001, the Company raised an additional $898,175 of net proceeds through the sale of 72,500 additional shares as part of the same offering. The Company invested $4,950,000 of the offering proceeds in the Bank in the form of capital. This capital contribution qualifies as Tier 1 Capital for regulatory purposes. The additional Tier 1 Capital provides the Bank an increased loan to one borrower limitation, and the ability to continue to grow its balance sheet while maintaining well-capitalized status.

     The Company raised approximately $9,200,000 of additional capital in the first quarter of 1999 by offering 368,000 Trust Preferred Securities at a price of $25.00 per Security. The Securities feature a 9.25% coupon. The Company, in turn, purchased $7,350,000 of non-cumulative 9.25% Preferred Stock issued by the Bank during the course of 1999. This Preferred Stock qualifies as Tier 1 capital for the Bank for regulatory purposes. This additional Tier 1 capital provided the Bank with an increased loan to one borrower limitation, and the ability to continue to grow its balance sheet while maintaining its well-capitalized status. The Preferred Stock 9.25% coupon matches the coupon of the Trust Preferred Securities. The remainder of funds generated by the Trust Preferred Securities offering, estimated at $1,550,000 after offering expenses, was invested in marketable securities and used by the Company in its stock repurchase program. These marketable securities are held as available-for-sale to meet liquidity needs. The

Company's stock repurchase program was implemented in part to help offset the potential dilutive effect of stock options granted to the Company's management as employment recruitment and retention perquisites. During 2001 and 2000, the Company repurchased 92,866 and 7,176 shares, respectively.

Recent Accounting Pronouncements

     In June 2001, the FASB issued Statement No. 141, "Business Combinations," and Statement No. 142, "Goodwill and Other Intangible Assets." Statement No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. Statement No. 142 requires companies to cease amortizing goodwill that existed at June 30, 2001. The amortization of existing goodwill will cease on December 31, 2001. Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. Statement No. 142 also establishes a new method of testing goodwill for impairment on an annual basis, or on an interim basis, if an event occurs or circumstances change that would reduce the fair value of a reporting unit below is carrying value. The Company is in the process of evaluating the financial statement impact of adopting Statements No. 142, which will be effective for fiscal years beginning after December 15, 2001.

     In June 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations." It requires an entity to recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred, if a reasonable estimate of fair value can be made. If a reasonable estimate of fair value cannot be made in the period the asset retirement obligation is incurred, the liability shall be recognized when a reasonable estimate of fair value can be made. The Company is in the process of evaluating the financial statement impact of adopting Statement No. 143, which will be effective for financial statements issued after June 15, 2002.

     In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company is in the process of evaluating the financial statement impact of adopting Statement No. 143, which will be effective for fiscal years beginning after December 15, 2001.

     On December 26, 2001, the Accounting Standards Executive Committee (AcSEC) of the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 01-6, Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others. The SOP is effective for financial statements issued for fiscal years beginning after December 15, 2001. Earlier application is encouraged. With limited exceptions, this SOP applies to any entity that lends to or finances the activities of others. For example, an entity may have a financing arrangement that involves extending credit to trade customers resulting in trade receivables, a secured mortgage loan, or an unsecured commercial loan. Those arrangements were included in the scope of the AICPA Audit and Accounting Guide, Audits of Finance Companies (FC Guide) and, accordingly, also are included in the scope of this SOP. The FC Guide, portions of which have been superseded because of the issuance of this SOP, covered all financing activities of business enterprises. This included financings of different type and duration, from shorter-term trade financings to extended term arrangements, both for an entity's own products and services as well as for products and services sold by unaffiliated businesses. This SOP also provides specialized guidance for certain transactions specific to certain financial institutions. Divergence in accounting practices among certain elements of the financial services industry for similar transactions has resulted in the need for a reconciliation of existing guidance. This SOP reconciles and conforms, as appropriate, the accounting and financial reporting provisions established by the AICPA's Audit and Accounting Guides, Banks and Savings Institutions, Audits of Credit Unions, and the FC Guide. The Company is assessing the effect of this SOP on financial condition and results of operations, but does not currently expect the SOP to have a material effect on its financial statements.

Capital Resources and Adequacy

     The Federal Reserve Board, the FDIC and the Office of Thrift Supervision have issued substantially similar risk-based and leverage capital guidelines applicable to banking organizations they supervise. Due to the Bank's capitalization, it is classified as "well capitalized".

     The Company's year-end capital-to-asset ratio was 5.09% at December 31, 2001 as compared to 4.86% at December 31, 2000. The Company is also classified as "well-capitalized".

     The capital adequacy standards are based on an established minimum for Risk-Based Capital, Tier 1 Risk-Based Capital and the Tier 1 Leverage Ratio.

     The following table summarizes the Company's regulatory capital ratios at December 31, 2001.

                                               Resource       Resource
                      Required Ratio          Bankshares         Bank

Tier 1 risk-based         4.00%                  9.49%           9.05%

Total risk-based          8.00%                 10.44%          10.00%

Tier 1 leverage       4.00 to 5.00%              6.88%           6.58%

The Company is in full compliance with all relevant regulatory capital requirements.

Availability of Budgets and Related Financial Information

     On an ongoing basis, the Company's management prepares and updates one year and five year forward looking budgets and financial plans. This information is prepared by management for the purpose of assessing current business, economic and monetary conditions and the likely impact of those conditions on the Company's future business, results of operations and financial condition. These budgets and financial plans are used by management to assist with decisions related to, among other matters, asset and liability management, capital resource allocation and loan loss projections. Upon prior request, this budgetary and financial information is available for review by any current or potential shareholder.

     Any current or potential shareholder that obtains this information from the Company should be aware that the budgetary and financial data necessarily includes certain projections with respect to the potential future financial performance of the Company. The assumptions and estimates underlying the projections are inherently uncertain and, though considered reasonable by the Company, are subject to significant business, economic and competitive uncertainties and contingencies, all of which are difficult to predict and many of which are beyond the control of the Company. Accordingly, there can be no assurance that the projected results will be realized. The Company's actual results in the future will vary from the projected results, and those variations may be material. In addition, management is not under any obligation to update its budgets and financial plans, even in the event the assumptions or estimates underlying the information are shown to be in error.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------      ----------------------------------------------------------

     Management's methodology to measure interest rate sensitivity includes an analysis of the potential gain or loss in future fair values of interest rate sensitive instruments. The Company's analysis assumes a hypothetical 200 basis point instantaneous and parallel shift in the yield curve in interest rates. A present value computation is used in determining the effect of the hypothetical interest rate changes on the fair value of its interest rate sensitive instruments as of December 31, 2001. Computations of prospective effects of hypothetical interest rate changes are based on many assumptions, including relative levels of market interest rates, loan prepayments and deposit decay. They should not be relied upon as indicative of actual results. Further, the computations do not contemplate certain actions management could undertake in response to changes in interest rates. Certain shortcomings are inherent in this method of analysis. If market conditions vary from assumptions used in the calculation of present value, actual values may differ from amounts disclosed. However, if a hypothetical, parallel and instantaneous 200 basis point increase and decrease were experienced, net fair values of interest sensitive instruments would be decreased by $8,500,000 and decreased by $911,000, respectively. In addition, for the same parallel and instantaneous rate shocks, annualized net interest income would increase by $308,000 and decrease by $445,000 as the result of a respective 200 basis point increase and decrease in rates.

     This fair value analysis, performed for the Company by a third party vendor, tends to overstate interest rate risk within the Company's balance sheet. The analysis assigns the contractual long-term maturity to mortgage loans within the funds advanced for settlement account. The Company generally holds such loans for less than 60 days, because the loans are pre-sold to third party purchasers when the individual borrowers lock in their interest rates. This extension of loan terms within this category of the Company's balance sheet increases interest rate risk sensitivity calculated by the analysis.

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

     Consolidated Balance Sheets - December 31, 2001 and 2000
     Consolidated Statements of Income - Years ended December 31, 2001, 2000 and 1999
     Consolidated Statements of Stockholders' Equity - Years ended December 31, 2001, 2000 and 1999
     Consolidated Statements of Cash Flows - Years ended December 31, 2001, 2000 and 1999
     Notes to Financial Statements - December 31, 2001, 2000 and 1999
     Quarterly unaudited financial information is contained in Note 21 of the Notes to Financial Statements.

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

     In accordance with General Instruction G(3), the information called for in
Part III is incorporated by reference from the Company's Proxy Statement to be filed no later than April 30, 2002 in connection with the Company's 2002 Annual Meeting of Shareholders

PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS OF FORM 8-K
--------      -----------------------------------------------------------------

     (a)      The following documents are filed as part of this report:

     1. The following consolidated financial statements of the Company as of December 31, 2001, 2000 and 1999 and for the years then ended, and the auditors' report thereon are included in this Form 10-K as Exhibit 99.1:

                       CONSOLIDATED FINANCIAL STATEMENTS
                       ---------------------------------
   Consolidated Balance Sheets -- December 31, 2001 and 2000
   Consolidated Statements of Income -- Years Ended December 31, 2001, 2000 and 1999
   Consolidated Statements of Stockholders' Equity -- Years Ended December
   31, 2001, 2000 and 1999
   Consolidated Statements of Cash Flows -- Years Ended December 31, 2001, 2000 and 1999 Notes to
   Consolidated Financial Statements
   Report of Independent Auditors

     2.       Financial Statement Schedules -- None.

     3. The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this Form 10-K and such Exhibit Index is incorporated herein by reference.

     (b)      Reports on Form 8-K in quarter ended December 31, 2001:  None
     (c) The exhibits on the accompanying Exhibit Index are filed or incorporated by reference as part of this Form 10-K and such
              Exhibit Index is incorporated herein by reference.
     (d) Financial Statements excluded from Annual Report pursuant to Rule 14a-3(b)- Not applicable.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the under-signed, thereunto duly authorized.

                         RESOURCE BANKSHARES CORPORATION

                              /s/ Lawrence N. Smith
                             Chief Executive Officer
                                  Date: 3/25/2002

                            /s/ Eleanor J. Whitehurst
                Senior Vice President and Chief Financial Officer
                                 Date: 3/25/2002

  POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Lawrence N. Smith and Thomas W. Hunt, and each of them individually, as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

In accordance with Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Thomas W. Hunt
Thomas W. Hunt                 Chairman of the Board            Date: 3/25/2002

/s/ Lawrence N. Smith
Lawrence N. Smith              Chief Executive Officer          Date: 3/25/2002
                               (Principal Executive Officer)
                               Director

/s/ Eleanor J. Whitehurst      Senior Vice President
Eleanor J. Whitehurst          Chief Financial Officer          Date: 3/25/2002
                               (Principal Financial and
                               Accounting Officer)
/s/ Alfred E. Abiouness
Alfred E. Abiouness            Director                         Date: 3/25/2002

/s/ T. A. Grell, Jr.           President
T.A. Grell, Jr.                Director                         Date: 3/25/2002

/s/ Louis Ray Jones
Louis Ray Jones                Director                         Date: 3/25/2002

/s/ Arthur Russell Kirk
Arthur Russell Kirk            Director                         Date: 3/25/2002

/s/ Elizabeth A. Twohy
Elizabeth A. Twohy             Director                         Date: 3/25/2002

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

4.9             Form of Capital Securities Subscription Agreement among Resource Capital Trust       **
                II, Resource Bankshares Corporation and MM Community Funding II, LTD, dated
                November 14, 2001

4.10            Form of Resource Capital Trust II Placement Agreement, among Resource Capital        **
                Trust II, Resource Bankshares Corporation and Sandler O'Neill & Partners, L.P.
                , dated November 14, 2001

4.11            Form of Declaration of Trust of Resource Capital Trust II between Resource           **
                Bankshares Corporation and Wilmington Trust Company, dated November 7, 2001

4.12            Form of Amended and Restated Declaration of Trust - Resource Capital Trust II,       **
                dated November 28, 2001

4.13            Form of Guarantee Agreement dated November  28, 2001, with respect to the            **
                Capital Securities issued by Resource Capital Trust II

4.14            Form of Capital Security Certificate                                                 **

4.15            Form of Common Securities Subscription Agreement, dated November 28, 2001,           **
                between Resource Capital Trust II and Resource Bankshares Corporation

4.16            Form of Common Security Certificate                                                  **

4.17            Form of Indenture dated November 28, 2001 between Resource Bankshares                **
                Corporation and Wilmington Trust Company

4.18            Form of Debenture Subscription Agreement, dated November 28, 2001, between           **
                Resource Bankshares Corporation and Resource Capital Trust II

4.19            Form of Junior Subordinated Debt Security                                            **

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

10.3            Lease Agreement dated November 1, 1990 by and between Birchwood Mall                  *
                Associates and Resource Bank and letter dated November 12, 1992 from Resource
                Bank to Fleder, Caplan, Jaffee Associates to amend the

                lease.(Incorporated by reference to Registrant's Form 10-KSB previously filed with the Federal Reserve on April 28, 1993.)

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

10.8            Resource Bank 1994 Long-Term Incentive Plan. (Incorporated by reference to            *
                Registrant's Form 10-KSB previously filed with the Federal Reserve on March
                30, 1995.)

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

10.10           Lease Agreement dated April 1, 1994 by and between Whooping Crane Limited             *
                Partnership and Southern Mortgage Financial Company.(Incorporated by
                reference to Registrant's Form  10-KSB previously filed with the Federal
                Reserve on March 20, 1996.)

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

     **21.1     Subsidiaries of Registrant.

     **23.1     Consent of Goodman & Company, L.L.P.

     **24.1     Powers of Attorney (included on signature page)

     **99.1     Consolidated Financial Statements
-----------------------------------------------
  * Not filed herewith; incorporated by reference.

  ** Filed herewith.