Form 10-Q
period 2002-03-31
RESOURCE BANKSHARES CORP
filed 2002-05-14
CIK 1065002

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002
                                                 --------------


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

At March 31, 2002, 3,111,961 shares of Resource Bankshares Corporation's common stock, $1.50 par value, were outstanding.

                         RESOURCE BANKSHARES CORPORATION
                                    FORM 10-Q
                                 MARCH 31, 2002

                                      INDEX

PART I.  FINANCIAL INFORMATION

   Item 1.   Financial Statements

             Consolidated Balance Sheets as of March 31, 2002 and
             December 31, 2001                                                         3

             Consolidated Statements of Income for the periods ended
             March 31, 2002 and 2001                                                   4

             Consolidated Statements of Stockholders' Equity for the period
             ended March 31, 2002                                                      5

             Consolidated Statements of Cash Flows for the periods ended
             March 31, 2002 and 2001                                                   6

             Notes to Consolidated Financial Statements                                7

   Item 2.   Management's Discussion and Analysis of Financial Condition              10
             and Results of Operations

   Item 3.   Quantitative and Qualitative Disclosures about Market Risks              18

PART II. OTHER INFORMATION

   Item 1.   Legal Proceedings                                                        18

   Item 4.   Submission of Matters to a Vote of Security Holders                      19

   Item 6.   Exhibits and Reports on Form 8-K                                         19

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements



RESOURCE BANKSHARES CORPORATION
CONSOLIDATED BALANCE SHEETS                                                                      March 31       December 31
                                                                                                     2002              2001
                                                                                              (Unaudited)
                                                                                                  (Dollars in thousands)
ASSETS
Cash and due from banks                                                                          $  5,638          $  7,928
Interest bearing deposits                                                                             240             1,682
                                                                                              -----------       -----------
                                                                                                    5,878             9,610

Funds advanced in settlement of mortgage loans                                                     46,228            71,971
Securities available for sale (amortized cost of $131,654 and $114,878, respectively)             129,816           114,635

Loans, net
  Commercial                                                                                       83,415            77,705
  Real estate - construction                                                                       98,089            86,283
  Commercial real estate                                                                          143,486           125,194
  Residential real estate                                                                          56,706            51,888
  Installment and consumer loans                                                                    3,132             3,866
                                                                                              -----------       -----------
TOTAL LOANS                                                                                       384,828           344,936
  Allowance for loan losses                                                                        (3,767)           (3,697)
                                                                                              -----------       -----------
NET LOANS                                                                                         381,061           341,239

Other real estate owned                                                                                51                43
Premises and equipment, net                                                                         9,664             8,912
Cash surrender value of life insurance                                                              9,013             8,899
Other assets                                                                                        4,696             6,174
Accrued interest                                                                                    3,550             3,367
                                                                                              -----------       -----------
                                                                                                 $589,957          $564,850
                                                                                              ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Non-interest bearing                                                                           $ 16,217          $ 15,966
  Interest bearing                                                                                381,626           395,537
                                                                                              -----------       -----------
TOTAL DEPOSITS                                                                                    397,843           411,504

Federal funds purchased and securities sold under agreements
  to repurchase                                                                                    28,608            19,000

FHLB advances                                                                                     114,000            83,800
Other liabilities                                                                                   4,673             3,389
Accrued interest                                                                                    2,255             4,178
Capital debt securities                                                                            14,200            14,200
                                                                                              -----------       -----------
TOTAL LIABILITIES                                                                                 561,579           536,071
                                                                                              -----------       -----------

STOCKHOLDERS' EQUITY
Preferred stock, par value $10 per share,
  Shares authorized: 500,000; none issued and outstanding                                               -                 -
Common stock, par value $1.50 a share Shares authorized:
  6,666,666 Shares issued and outstanding:
  2002 - 3,111,961; 2001 3,103,495                                                                  4,668             4,655
  Additional paid-in capital                                                                       15,919            16,124
  Retained earnings                                                                                 9,004             8,160
  Accumulated other comprehensive loss                                                             (1,213)             (160)
                                                                                              -----------       -----------
                                                                                                   28,378            28,779
                                                                                              -----------       -----------
                                                                                                 $589,957          $564,850
                                                                                              ===========       ===========

See notes to consolidated financial statements.

RESOURCE BANKSHARES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME                                                Three months ended
(UNAUDITED)                                                                           March 31
                                                                                       2002               2001
                                                                                 (Dollars in Thousands)
Interest and dividend income
 Interest and fees on loans                                                           $5,293             $6,000
                                                                                -------------------------------
 Interest on investment securities:
    Taxable                                                                            1,839              1,397
    Tax exempt                                                                           180                254
                                                                                -------------------------------
                                                                                       2,019              1,651
                                                                                -------------------------------
Interest on funds advanced in settlement of mortgage loans                               857                333
                                                                                -------------------------------
    Total interest income                                                              8,169              7,984
                                                                                -------------------------------

Interest expense
 Interest on deposits                                                                  3,650              4,724
 Interest on borrowings                                                                1,043                551
 Interest on capital debt securities                                                     288                213
                                                                                -------------------------------
    Total interest expense                                                             4,981              5,488
                                                                                -------------------------------

    Net interest income                                                                3,188              2,496

Provision for loan losses                                                                (70)               (45)
                                                                                -------------------------------

    Net interest income after provision for loan losses                                3,118              2,451

Noninterest income
 Mortgage banking income                                                               3,991              2,489
 Service charges                                                                         157                158
 Gain on sale of assets                                                                  348                179
 Gain on sale of securities                                                              236                  -
 Other                                                                                   363                192
                                                                                -------------------------------
                                                                                       5,095              3,018
                                                                                -------------------------------

Noninterest expense
 Salaries and employee benefits                                                        4,262              2,695
 Occupancy expenses                                                                      429                311
 Depreciation and equipment maintenance                                                  501                303
 Stationery and supplies                                                                 211                118
 Marketing and business development                                                      152                107
 Professional fees                                                                        36                 34
 Outside computer services                                                               226                128
 FDIC insurance                                                                           18                 16
 Other                                                                                   581                419
                                                                                -------------------------------
                                                                                       6,416              4,131
                                                                                -------------------------------

Income before income tax                                                               1,797              1,338
Income tax expense                                                                       519                388
                                                                                -------------------------------

Net income                                                                            $1,278             $  950
                                                                                ===============================
Cash dividends declared per common share                                              $ 0.14             $ 0.12
                                                                                ===============================
Basic earnings per common share                                                       $ 0.41             $ 0.36
                                                                                ===============================
Diluted earnings per common share                                                     $ 0.39             $ 0.34
                                                                                ===============================

See notes to consolidated financial statements.

RESOURCE BANKSHARES CORPORATION
STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)

Three Months Ended March 31, 2002                                           (Dollars in thousands)
                                                                                                Accumulated
                                                                                                   Other
                                                                      Additional               Comprehensive
                                                     Common Stock       Paid-in    Retained       Income
                                                     Shares   Amount    Capital    Earnings       (Loss)          Total
                                                 ------------------------------------------------------------------------
Balance, December 31, 2001                        3,103,495   $4,655    $16,124      $8,160           ($160)      $28,779

Comprehensive income:
     Net income                                                                       1,278                         1,278

Changes in unrealized appreciation
    (depreciation) on securities available
    for sale, net of reclassification
    adjustment and tax effect                             -        -          -           -          (1,053)       (1,053)
                                                                                                                  -------
          Total comprehensive income                                                                                  225
                                                                                                                  -------

Reacquisition of common stock                       (18,000)     (27)      (305)          -               -          (332)

Proceeds from exercise of stock options              26,466       40        100                                       140



Cash dividends declared - $.14 per share                  -        -          -        (434)              -          (434)

                                                 ------------------------------------------------------------------------
Balance, March 31, 2002                           3,111,961   $4,668    $15,919      $9,004         ($1,213)      $28,378
                                                 ========================================================================

See notes to consolidated financial statements.

RESOURCE BANKSHARES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                      Three months ended
                                                                March 31, 2002    March 31, 2001

Operating activities
                                                                    (Dollars in thousands)
                                                                    ----------------------
  Net income                                                       $  1,278          $    950
  Adjustments to reconcile to net cash provided
   (used) by operating activities:
   Provision for losses on loans and other real estate owned             70                45
   Depreciation and amortization                                        319               163
   Amortization of investment securities premiums, net of
     discounts                                                         (308)             (886)
   Gain on sale of loans or other real estate owned                    (348)             (179)
   Gain on sale of securities                                          (236)               --
   Deferred loan origination fees, net of costs                        (183)               87
   Changes in:
    Funds advanced in settlement of mortgage loans                   25,743           (26,961)
    Interest receivable                                                (184)               19
    Interest payable                                                 (1,922)             (698)
    Other assets                                                      1,368              (922)
    Other liabilities                                                 1,826               976
                                                                   --------          --------
     Net cash (used) provided by operating activities                27,418           (29,358)
                                                                   --------          --------

Investing activities:

  Proceeds from sales and maturities of available-for-sale
    securities                                                       19,971               744
  Purchases of available-for-sale securities                        (36,203)           (3,512)
  Proceeds from maturities of held-to-maturity securities                --               965
  Loan originations, net of principal repayments                    (39,369)           (6,693)
  Net cash used for acquisitions                                         --            (1,125)
  Purchases of premises, equipment and other assets                  (1,071)           (1,360)
                                                                   --------          --------
     Net cash used by investing activities                          (56,672)          (10,981)
                                                                   --------          --------

Financing activities:
  Proceeds from exercise of stock options and warrants                  140                --
  Payments to reacquire common stock                                   (332)             (102)
  Cash dividends                                                       (434)             (316)
  Proceeds(repayments) of federal funds purchased                     9,608            (4,546)
  Net proceeds on FHLB advances                                      30,200                --
  Net decrease in demand deposits,
    NOW accounts and savings accounts                               (17,104)           (4,127)
  Net increase in certificates of deposit                             3,444            48,954
                                                                   --------          --------
     Net cash provided by financing activities                       25,522            39,863
                                                                   --------          --------

Decrease in cash and cash equivalents                                (3,732)             (476)
Cash and cash equivalents at beginning of period                      9,610             9,342
                                                                   --------          --------
Cash and cash equivalents at end of period                         $  5,878          $  8,866
                                                                   ========          ========
Supplemental schedules and disclosures of
  cash flow information:

  Cash paid for:
    Interest on deposits and other borrowings                      $  6,903          $  6,186
                                                                   --------          --------

See notes to consolidated financial statements.

                         RESOURCE BANKSHARES CORPORATION

                   Notes to Consolidated Financial Statements
                                 March 31, 2002
                                   (UNAUDITED)
                  (Dollars in thousands, except per share data)

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

     The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q, and therefore, do not include all of the disclosures and notes required by generally accepted accounting principles. In the opinion of management, all adjustments of a normal recurring nature which are necessary for a fair presentation of the financial statements included herein have been reflected in the financial statements. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

(2)  CASH AND CASH EQUIVALENTS

     For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, interest-bearing deposits with banks, and federal funds sold.

(3)  ALLOWANCE FOR LOAN LOSSES

                  Changes in the allowance for loan losses are as follows:
                  Balance as of January 1, 2002               $3,697
                  Provision for loan losses                       70
                  Loans charged off                                -
                  Recoveries                                       -
                                                             -------
                  Balance at March 31, 2002                   $3,767
                                                             =======

(4)  NET INCOME PER SHARE

     Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised, converted into common stock or resulted in the issuance of common stock that then shares in the earnings of the entity. The weighted average number of basic shares outstanding for the three months ended March 31, 2002, and 2001 were 3,103,011 and 2,616,543, respectively. The diluted weighted average number of shares for the three months ended March 31, 2002 and 2001 were 3,291,151 and 2,800,120, respectively.

(5)  COMPREHENSIVE INCOME

     The components of other comprehensive income and related tax effects for the three months ended March 31, 2002 and 2001 are as follows:

                                                                   Three months ended
                                                             March 31, 2002   March 31, 2001
                                                             --------------   --------------
             Unrealized holding gains(losses) arising
             during the period on available-for-sale
             securities                                            $ (1,831)         $   312

             Reclassification adjustment for gains realized
             in income                                                  236               --
                                                                   --------          -------
             Net unrealized gains(losses)                            (1,595)             312
             Tax effect                                                (542)            (104)
                                                                   --------          -------
             Net-of-tax amount                                      ($1,053)         $   208
                                                                   ========          =======

(6)  SUBSEQUENT EVENTS

     In April 2002, the Board of Directors of the Company declared a $0.14 per common share dividend to shareholders of record as of April 12, 2002. The dividend was paid on April 26, 2002.

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

         The mortgage banking segment's most significant revenue and expense are non-interest income and non-interest expense, respectively. The Company's segments are reported below for the periods ended March 31, 2002 and March 31, 2001.

Selected Financial Information

                                                            Commercial and       Mortgage Banking
                                                          Other Operations             Operations        Total
                                                          ----------------------------------------------------
Three Months Ended March 31, 2002:
Net interest income after provision for loan losses
                                                                   $ 3,118                $     -      $ 3,118
Noninterest income                                                   1,104                  3,991        5,095
Noninterest expense                                                 (2,536)                (3,880)      (6,416)
                                                                   -------                -------      -------
Net income before income taxes                                     $ 1,686                $  111       $ 1,797
                                                                   =======                =======      =======
Three Months Ended March 31, 2001:
Net interest income after provision for loan losses
                                                                   $ 2,451                $     -      $ 2,451
Noninterest income                                                     529                  2,489        3,018
Noninterest expense                                                 (1,962)                (2,169)      (4,131)
                                                                   -------                -------      -------
Net income before income taxes                                     $ 1,018                $   320      $ 1,338
                                                                   =======                =======      =======
Segment Assets

                                                            Commercial and       Mortgage Banking
                                                          Other Operations             Operations        Total
                                                          ----------------------------------------------------
March 31, 2002                                                   $ 588,148                $ 1,809    $ 589,957
                                                                 =========                =======    =========

March 31, 2001                                                   $ 441,812                $ 2,029    $ 443,841
                                                                 =========                =======    =========

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

     Total assets at March 31, 2002 were $589,957, up 4.4% from $564,850 at December 31, 2001, reflecting growth in securities and loans. The Company purchased $36,203 of securities during the first three months of 2002, net loans increased by $39,822, and funds advanced in settlement of mortgage loans decreased by $25,743 during the same period. The principal components of the Company's assets at the end of the period were $129,816 in securities, $5,878 in cash and cash equivalents, $46,228 in funds advanced in settlement of mortgage loans and $381,061 in net loans. The Company's lending activities are a principal source of income.

     Total liabilities at March 31, 2002 were $561,579, up from $536,071 at December 31, 2001, with the increase represented by $39,808 (38.7%) growth in borrowed funds offset by a decrease of $13,661 (3.3%) in deposits. Non-interest bearing demand deposits increased $251 or 1.6%, while interest bearing deposits decreased by $13,911 or 3.5%. The Company's deposits are provided by individuals and businesses located within the communities served as well as the national market.

     Total stockholders' equity at March 31, 2002 was $28,378, compared to $28,779 at December 31, 2001. The Company had net income of $1,278 for the three months ended March 31, 2002 compared with net income of $950 for the comparable period in 2001, an increase of 34.5%. This increase is attributable to the growth in interest bearing assets and increases in mortgage banking income. The decrease in total stockholders' equity of $401 from December 31, 2001 to March 31, 2002 was due mainly to an increase in the unrealized depreciation on securities available for sale of $1,053, which mostly offset the $1,278 in net income for the first quarter of 2002.

     Profitability as measured by the Company's return on average assets (ROA) was .91% for the three months ended March 31, 2002, down .02% from the same period of 2001. A key indicator of performance, the return on average equity
(ROE) was 18.0% and 19.5% for the three months ended March 31, 2002 and 2001, respectively.

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

     Net interest income on a tax equivalent basis, before provision for loan losses, increased to $3,283 for the three months ended March 31, 2002 versus $2,623 for the same period in 2001, an increase of 25.2%. Average interest earning assets increased $135,216 from March 31, 2001 to the current period while average interest bearing liabilities increased $133,392 during the same comparative period. The yield on average interest earning assets decreased 200 basis points to 6.3% at March 31, 2002 as compared to 8.3% at March 31, 2001. The rate on interest bearing liabilities decreased 200 basis points to 4.0% at March 31, 2002 as compared to 6.0% at March 31, 2001.

  Average Balances, Income and Expenses, Yields and Rates

  The following table sets forth average balances of total interest earning assets and total interest bearing liabilities for the periods indicated, showing the average distribution of assets, liabilities, stockholders' equity and the related income, expense and corresponding weighted average yields and costs.

                                                        Three months ended       Three months ended
                                                          March 31, 2002           March 31, 2001

                                                     Average            Yield/  Average           Yield/

                                                  Balance(1) Interest Rate(2) Balance(1) Interest Rate (2)
                                                                 (Dollars in thousands)
                                                   -------------------------------------------------------
Assets

Interest-earning assets:

   Securities (3)                                   $120,092   $2,094    7.07% $ 82,591  $1,708   8.39%

   Loans (4)                                         361,888    5,293    5.93%  290,511   6,000   8.38%

   Interest-bearing deposits                           3,991       20    2.03%    7,153      70   3.97%

   Other interest-earning assets (5)                  45,802      857    7.59%   16,302     333   8.28%
                                                   ----------------------------------------------------
     Total interest-earning assets                   531,773    8,264    6.30%  396,557   8,111   8.30%

Noninterest earning assets:

   Cash and due from banks                             8,865                      4,935

   Premises and equipment                              9,186                      4,136

   Other assets                                       17,223                      8,726

   Less: Allowance for loan losses                    (3,699)                    (3,659)
                                                    --------                   --------

     Total noninterest earning assets                 31,575                     14,138
                                                    --------                   --------

Total assets                                        $563,348                   $410,695
                                                    --------                   --------

Liabilities and Stockholders' Equity


Interest-bearing liabilities:

 Interest-bearing deposits:

  Demand/Money Market Accounts                      $ 84,425     $395    1.90% $128,713  $1,766   5.56%

  Savings                                              4,612       34    2.99%    5,514      47   3.46%

  Certificates of deposit                            292,519    3,221    4.47%  189,952   2,910   6.21%
                                                   ----------------------------------------------------
     Total interest-bearing deposits                 381,556    3,650    3.88%  324,179   4,723   5.91%

  FHLB advances and other borrowings                 110,121    1,043    3.84%   39,106     552   5.72%

  Capital debt securities                             14,200      288    8.11%    9,200     213   9.26%
                                                   ----------------------------------------------------
     Total interest-bearing liabilities              505,877    4,981    3.99%  372,485   5,488   5.98%

Noninterest-bearing liabilities:

  Demand deposits                                     22,439                     13,928

  Other liabilities                                    6,589                      4,800
                                                    --------                   --------

    Total noninterest-bearing liabilities             29,028                     18,728

Stockholders' equity                                  28,443                     19,482
                                                    --------                   --------

Total liabilities and stockholders' equity          $563,348                   $410,695
                                                    --------                   --------

Interest rate spread (6)                                                 2.31%                    2.32%

Net interest income/net interest margin (7)                    $3,283    2.50%           $2,623   2.68%


(1) Average balances are computed on daily balances and Management believes such balances are representative of the operations of the Company.
(2) Yield and rate percentages are all computed through the annualization of interest income and expenses versus the average balances of their respective accounts.
(3) Tax equivalent basis. The tax equivalent adjustment to net interest income was $95 and $127 for the three months ended March 31, 2002 and 2001, respectively.
(4) Non-accrual loans are included in the average loan balances, and income on such loans is recognized on a cash basis
(5) Consists of funds advanced in settlement of loans.
(6) Interest spread is the average yield earned on earning assets, less the average rate incurred on interest bearing liabilities.
(7) Net interest margin is net interest income annualized, expressed as a percentage of average earning assets.

         Non-interest income increased from $3,018 for the three months ended March 31, 2001 to $5,095 for the same period in 2002. This increase was primarily attributable to increased activity in the Company's mortgage banking operations and the result of adding Atlantic Mortgage & Investment to the Company's commercial mortgage division and First Jefferson Mortgage Corporation to the residential mortgage group late in the first quarter of 2001. In the first quarter of 2002, a full three months of income is reflected. For the three months ended March 31, 2002, mortgage banking income increased by 60.3% or $1,502 to $3,991 versus the same period of 2001. Mortgage banking made a significant contribution to the Company's results in the first three months of 2002. Because of the uncertainty of future loan origination volume and the future level of interest rates, there can be no assurance that the Company will realize the same level of mortgage banking income in future periods. Other non-interest income increased by $575 to $1,104 for the three months ending March 31, 2002 compared to the same period in 2001. The increase in the gain on sale of assets of $169 was due to greater activity in loan sales during the three months ended March 31, 2002. The gain on sale of securities increased by $236 while other non-interest income increased by $170.

         For the three months ended March 31, 2002, the Company's non-interest expense totaled $6,416 or 55.3% higher than the same period in 2001. This increase was the result of adding Atlantic Mortgage & Investment to the Company's commercial mortgage division and First Jefferson Mortgage Corporation to the residential mortgage group late in the first quarter of 2001. In the first quarter of 2002, a full three months of expenses are reflected. The largest component of non-interest expense, salaries and employee benefits, which represents 66.4% of total non-interest expense, increased 58.1% to $4,262 for the three months ended March 31, 2002 over the same period in 2001, and was primarily attributed to the aforementioned additions. Occupancy expense increased by 37.9% to $429, depreciation and equipment maintenance increased by 65.4% to $501, marketing and business development increased 42.1% to $152, and outside computer services increased by 76.6% to $226 for the three months ended March 31, 2002 over the same period in 2001.

         In establishing the allowance for loan losses, management considers a number of factors, including loan asset quality, related collateral and economic conditions prevailing during the loan's repayment. In its loan policies, management emphasizes the borrower's ability to service the debt, the borrower's general creditworthiness and the quality of collateral. The allowance for loan losses as a percentage of period-end loans was 1.0% and 1.3% at March 31, 2002 and 2001, respectively. The provisions for loan losses were $70 and $45 for the three months ended March 31, 2002 and 2001, respectively.

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

Non Performing Assets

The following table presents the Company's nonperforming assets for the periods set forth below.

                                                                        March 31     December 31
                                                                            2002            2001
                                                                           -----           -----
                                                                          (Dollars in thousands)
Non accrual loans                                                       $    405        $    536
Other real estate                                                             51              43
Loans 90 days or more past due and still
  accruing interest                                                        1,268           1,086
                                                                        --------        --------
      Total non performing assets                                       $  1,724        $  1,665
                                                                        ========        ========
       Total assets                                                     $589,957        $564,850
                                                                        ========        ========
       Total non performing assets to total assets                          0.29%           0.29%
                                                                        ========        ========

Summary of Loan Loss Experience

The following table presents the Company's loan loss experience and selected loan loss ratios for the three months ended March 31, 2002 and 2001.

                                                                            Three months ended
                                                                                 March 31
                                                                             2002         2001
                                                                           ---------    ---------
                                                                           (Dollars in thousands)
Balance of allowance for loan losses
  at beginning of year                                                     $   3,697    $   3,521

Loans charged-off:
 Commercial                                                                       --           --
 Installment                                                                      --           --
 Real Estate                                                                      --           --
 Credit Cards and Other Consumer                                                  --           (3)
                                                                           ---------    ---------
 Total loans charged-off                                                          --           (3)
                                                                           ---------    ---------
Recoveries of loans previously charged off:
 Commercial                                                                       --           83
 Installment                                                                      --           --
 Real Estate                                                                      --           96
 Credit Cards and Other Consumer                                                  --           --
                                                                           ---------    ---------
 Total recoveries                                                                 --          179
                                                                           ---------    ---------
Net loan (charge-offs) recoveries                                                 --          176
Additions to allowance charged to expense                                         70           45
Balance at end of period                                                   $   3,767    $   3,742
                                                                           =========    =========

Average loans                                                              $ 361,888    $ 290,511

Loans at end of period                                                     $ 384,828    $ 295,473
Selected Loan Loss Ratios:
Net charge-offs (recoveries) during the period to average loans                 0.00%       -0.06%
Provision for loan losses to average loans                                      0.02%        0.02%
Provision for loan losses to net charge-offs (recoveries) during
 the period                                                                      N/A          -26%

 Allowance for loan losses to loans at end of period                            0.98%        1.27%

 Non-performing assets at end of period                                    $   1,724    $   1,369

 Non-performing assets to total loans at end of period                          0.45%        0.46%

 Allowance for loan losses to non-performing assets at end
  of period                                                                      219%         273%

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

     Liquidity represents the institution's ability to meet present and future financial obligations. Liquid assets include cash, interest bearing deposits with banks, federal funds sold, investments and loans maturing within one year. The Company's funding requirements are supplied from a range of traditional sources, including various types of demand deposits, money market accounts, certificates of deposit and short-term borrowings. Federal Home Loan Bank ("FHLB") advances are utilized as funding sources by the Company. At March 31, 2002, there was $114,000 in FHLB advances outstanding. The Company has a warehouse line of credit collateralized by first mortgage loans amounting to $75,000, which expires February 19, 2003. The Company has no reason to believe this arrangement will not be renewed. The Bank had no outstanding warehouse advances at March 31, 2002 and 2001, respectively.

     The Company purchased Federal Funds from correspondent institutions in the amount of $9,608 and $3,000 at March 31, 2002 and 2001, respectively. The Company has lines of credit with various correspondent banks totalling $31,000.

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

     The Company's financial position at March 31, 2002 reflects liquidity and capital levels that management believes are currently adequate to fund anticipated future business expansion. Capital ratios are in excess of required regulatory minimums for a well capitalized institution. The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance, and changing competitive conditions and economic forces. The adequacy of the Company's capital is reviewed by management on an ongoing basis. Management seeks to maintain a capital structure that will assure an adequate level of capital to support anticipated asset growth and to absorb potential losses.

     The following table presents the amounts of the Company's interest sensitive assets and liabilities that mature or reprice in the periods indicated.

                                                                    March 31,2002
                                                                    Maturing or
                                                                    Repricing
                                           --------------------------------------------------------------
                                             Within      4-12        1 - 5           Over
                                             ------      ----        -----           ----
                                           3 months     Months       Years          5 Years        Total
                                           --------     ------       -----          -------        -----
                                                            (Dollars in thousands)
Interest-Earning Assets:
  Investment securities                     $ 20,695  $   27,750   $   22,168      $ 59,203      $ 129,816
  Loans                                      226,528      28,065       91,909        38,326        384,828
  Interest bearing deposits                      240          --           --            --            240
  Other interest-earning assets               46,228          --           --            --         46,228
                                            --------------------------------------------------------------
Total interest-earning assets                293,691      55,815      114,077        97,529        561,112
                                            --------------------------------------------------------------

Interest-Bearing Liabilities:
  Deposits
     Demand and savings (1)                   66,454          --       16,552            --         83,006
     Time deposits, $100,000 and over          2,567       2,442          485            --          5,494
     Other time deposits                      81,817     175,441       36,214            --        293,472
     Other interest-bearing liabilities       32,608      19,000       91,000            --        142,608
     Capital debt securities                   5,000          --           --         9,200         14,200
                                            --------------------------------------------------------------
Total interest-earning liabilities           188,446     196,883      144,251         9,200        538,780
                                            --------------------------------------------------------------

     Period Gap                             $105,245   ($141,068)    ($30,174)       88,330      $  22,333
                                            --------------------------------------------------------------

     Cumulative Gap                          105,245    ($35,823)    ($65,997)     $ 22,333
                                            -----------------------------------------------
     Ratio cumulative gap to total
       interest-earning assets                 18.76%      -6.38%      -11.76%         3.98%
                                            -----------------------------------------------

(1) Management has determined that interest checking, money market (except those generated by e banking) and savings accounts are not sensitive to changes in related market rates and, therefore, have been placed in the 1-5 years category.

     The capital adequacy standards are based on an established minimum for Tier 1 Risk-Based Capital, Risk-Based Capital and the Tier 1 Leverage Ratio. The following table summarizes regulatory capital ratios for the Company and Resource Bank at March 31, 2002.

                                                      Resource      Resource
                                 Required Ratio      Bankshares       Bank
                                 --------------      ----------    -----------
         Tier 1 risk-based          4.00%                9.28%         9.29%

         Total risk-based           8.00%               10.20%        10.21%

         Tier 1 leverage            4.00 to 5.00%        6.78%         6.65%

     The Company and the Bank are in full compliance with all relevant regulatory capital requirements and are categorized by regulatory authorities as well capitalized.

        The effect of changing prices on financial institutions is typically different from other industries as the Company's assets and liabilities are monetary in nature. Interest rates are significantly impacted by inflation, but neither the timing nor the magnitude of the changes are directly related to price level indices. Impacts of inflation on interest rates, loan demand and deposits are reflected in the Company's financial statements. Management believes that the mortgage banking operations provide somewhat of a natural interest rate hedge. The Company is in an asset sensitive position in the short term. When interest rates decline, the Company's earnings will be negatively impacted but the mortgage operation's volume should increase. The reverse should occur in rising interest rate markets.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

        Market Risk Management

        The Company's primary market risk exposure is interest rate risk. Fluctuations in interest rates will impact both the level of interest income and interest expense and the market value of the Company's interest earning assets and interest bearing liabilities. There were no known material changes in the Company's reported information and market risk management strategy, as stated in the Company's 2001 annual report, during the first three months of 2002.

PART II    OTHER INFORMATION

Item 1. Legal Proceedings

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

        None

Item 6. Exhibits And Reports on Form 8-K

        (a) The registrant includes herein the following exhibits.

        Exhibit No.                         Item
        -----------                         ----

           3.2       Amended and Restated Bylaws of Resource Bankshares
                     Corporation

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the under-signed, thereunto duly authorized.

                         RESOURCE BANKSHARES CORPORATION


                              /s/ Lawrence N. Smith
                             ----------------------
                                Lawrence N. Smith
                             Chief Executive Officer
                               Date: May 13, 2002




                            /s/ Eleanor J. Whitehurst
                           --------------------------
                              Eleanor J. Whitehurst
                 Senior Vice President & Chief Financial Officer
                               Date: May 13, 2002