Form 10-Q
period 2002-06-30
RESOURCE BANKSHARES CORP
filed 2002-08-13
CIK 1065002

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002
                                                 -------------


                        Commission File Number: 000-24561
                                                ---------


                         RESOURCE BANKSHARES CORPORATION
             (Exact name of Registrant as specified in its charter)

                     Virginia                           54-1904386
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes  X   No ___
          ---
At June 30, 2002, 3,091,961 shares of Resource Bankshares Corporation's common stock, $1.50 par value, were outstanding.

                         RESOURCE BANKSHARES CORPORATION
                                    FORM 10-Q
                                  JUNE 30, 2002

                                      INDEX

PART I.  FINANCIAL INFORMATION

    Item 1.    Financial Statements

                 Consolidated Balance Sheets as of June 30, 2002 and
                 December 31, 2001                                                          3

                 Consolidated Statements of Income for the periods ended
                 June 30, 2002 and 2001                                                     4

                 Consolidated Statements of Stockholders' Equity for the period
                 ended June 30, 2002                                                        5

                 Consolidated Statements of Cash Flows for the periods ended
                 June 30, 2002 and 2001                                                     6

                 Notes to Consolidated Financial Statements                                 7

    Item 2.    Management's Discussion and Analysis of Financial Condition                 10
                 and Results of Operations

    Item 3.    Quantitative and Qualitative Disclosures about Market Risks                 17

PART II. OTHER INFORMATION

    Item 1.    Legal Proceedings                                                           17

    Item 4.    Submission of Matters to a Vote of  Shareholders                            18

    Item 6.    Exhibits and Reports on Form 8-K                                            18

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

RESOURCE BANKSHARES CORPORATION
CONSOLIDATED BALANCE SHEETS                                                                       June 30     December 31
                                                                                                     2002            2001
                                                                                              (Unaudited)
                                                                                                  (Dollars in thousands)
ASSETS

Cash and due from banks                                                                          $  7,359        $  7,928
Interest bearing deposits                                                                           1,003           1,682
                                                                                        ----------------- ----------------
                                                                                                    8,362           9,610

Funds advanced in settlement of mortgage loans                                                     57,892          71,971
Securities available for sale (amortized cost of $22,842 and $114,878, respectively)               22,796         114,635
Securities held to maturity (fair value of $115,017 and $0, respectively)                         113,184               -
Loans, net
  Commercial                                                                                       89,729          77,705
  Real estate - construction                                                                      106,605          86,283
  Commercial real estate                                                                          140,173         125,194
  Residential real estate                                                                          41,964          51,888
  Installment and consumer loans                                                                    3,904           3,866
                                                                                        ----------------- ----------------
TOTAL LOANS                                                                                       382,375         344,936
  Allowance for loan losses                                                                        (4,274)         (3,697)
                                                                                        ----------------- ----------------
NET LOANS                                                                                         378,101         341,239
Other real estate owned                                                                                 -              43
Premises and equipment, net                                                                         9,989           8,912
Cash surrender value of life insurance                                                              9,406           8,899
Accrued interest                                                                                    3,482           3,367
Other assets                                                                                        5,592           6,174
                                                                                        ----------------- ----------------
                                                                                                 $608,804        $564,850
                                                                                        ================= ================
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Non-interest bearing                                                                           $ 18,948        $ 15,966
  Interest bearing                                                                                410,932         395,538
                                                                                        ----------------- ----------------
TOTAL DEPOSITS                                                                                    429,880         411,504

Federal funds purchased and securities sold under agreements to repurchase                         19,000          19,000
FHLB advances                                                                                     106,879          83,800
Capital debt securities                                                                            14,200          14,200
Accrued interest                                                                                    2,898           4,178
Other liabilities                                                                                   5,605           3,389
                                                                                        ----------------- ----------------
TOTAL LIABILITIES                                                                                 578,462         536,071

STOCKHOLDERS' EQUITY
 Preferred stock, par value $10 per share,
   Shares authorized: 500,000; none issued and outstanding                                              -               -
 Common stock, par value $1.50 a share
  Shares authorized: 6,666,666
  Shares issued and outstanding:

2002 - 3,091,961; 2001 3,103,495                                                                    4,638           4,655
 Additional paid-in capital                                                                        15,552          16,124
 Retained earnings                                                                                  9,985           8,160
 Accumulated other comprehensive income (loss)                                                        167            (160)
                                                                                        ----------------- ----------------
                                                                                                   30,342          28,779
                                                                                        ----------------- ----------------
                                                                                                 $608,804        $564,850
                                                                                        ================= ================

See notes to consolidated financial statements.

RESOURCE BANKSHARES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS                                   Three months ended              Six months ended
(UNAUDITED)                                                                     June 30                     June 30
                                                                       2002           2001            2002            2001
                                                                      (Dollars in Thousands)          (Dollars in Thousands)
Interest and dividend income
 Interest and fees on loans                                                $5,797         $5,549          $11,090       $11,549
                                                                  --------------------------------------------------------------
 Interest on investment securities:
    Taxable                                                                 1,975          1,341            3,814         2,738
    Tax exempt                                                                182            242              361           496
                                                                  --------------------------------------------------------------
                                                                            2,157          1,583            4,175         3,234
                                                                  --------------------------------------------------------------

 Interest on funds advanced in settlement of mortgage loans                   907            887            1,765         1,220
                                                                  --------------------------------------------------------------
     Total interest income                                                  8,861          8,019           17,030        16,003
                                                                  --------------------------------------------------------------

Interest expense
 Interest on deposits                                                       3,217          4,878            6,867         9,602
 Interest on borrowings                                                     1,313            448            2,355           999
 Interest on capital debt securities                                          288            213              576           426
                                                                  --------------------------------------------------------------
     Total interest expense                                                 4,818          5,539            9,798        11,027
                                                                  --------------------------------------------------------------

     Net interest income                                                    4,043          2,480            7,232         4,976

Provision for loan losses                                                     635              -              705            45
                                                                  --------------------------------------------------------------

     Net interest income after provision for loan losses                    3,408          2,480            6,527         4,931

Noninterest income
  Mortgage banking income                                                   4,750          4,425            8,741         6,914
  Service charges                                                             173            144              330           302
  Gain on sale of assets                                                      362             16              711           195
  Gain on sale of securities                                                    -            184              236           184
  Other                                                                       617            418              979           610
                                                                  --------------------------------------------------------------
                                                                            5,902          5,187           10,997         8,205
                                                                  --------------------------------------------------------------

Noninterest expense
  Salaries and employee benefits                                            4,855          4,260            9,117         6,955
  Occupancy expenses                                                          419            399              848           710
  Depreciation and equipment maintenance                                      531            491            1,033           794
  Stationery and supplies                                                     176            188              387           313
  Marketing and business development                                          203            143              356           250
  Professional fees                                                           254             77              307           133
  Outside computer services                                                   249            151              475           276
  FDIC insurance                                                               18             16               36            31
  Other                                                                       601            479            1,163           873
                                                                  --------------------------------------------------------------
                                                                            7,306          6,204           13,722        10,335
                                                                  --------------------------------------------------------------

Income before income tax                                                    2,004          1,463            3,802         2,801
Income tax expense                                                            587            418            1,107           806
                                                                  --------------------------------------------------------------

Net income                                                                 $1,417         $1,045           $2,695        $1,995
                                                                  ==============================================================

Cash dividends declared per common share                                    $0.14          $0.12            $0.28         $0.24
                                                                  ==============================================================

Basic earnings per common share                                             $0.46          $0.39            $0.87         $0.75
                                                                  ==============================================================

Diluted earnings per common share                                           $0.43          $0.37            $0.82         $0.71
                                                                  ==============================================================

See notes to consolidated financial statements.

RESOURCE BANKSHARES CORPORATION
STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)

Six Months Ended June 30, 2002                                              (Dollars in thousands)
                                                                                                    Accumulated
                                                                                                       Other
                                                                          Additional               Comprehensive
                                                     Common Stock          Paid-in    Retained         Income
                                                     Shares     Amount     Capital    Earnings         (Loss)          Total
                                               ----------------------------------------------------------------------------------
Balance, December 31, 2001                        3,103,495      $4,655    $16,124      $8,160            ($160)         $28,779

Comprehensive income:
       Net income                                                                        2,695                             2,695

Changes in unrealized appreciation
    (depreciation) on securities available
    for sale, net of reclassification
    adjustment and tax effect                             -           -          -           -              327              327
                                                                                                                             ---
               Total comprehensive income                                                                                  3,022
                                                                                                                           -----

Reacquisition of common stock                       (38,000)        (57)      (672)          -                -             (729)

Proceeds from exercise of stock options              26,466          40        100                                           140


Cash dividends declared - $0.28 per share                 -           -          -        (870)               -             (870)


                                               ----------------------------------------------------------------------------------
Balance, June 30, 2002                            3,091,961      $4,638    $15,552      $9,985             $167          $30,342
                                               ==================================================================================

See notes to consolidated financial statements.

RESOURCE BANKSHARES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                    Six months ended
                                                                             June 30, 2002      June 30, 2001
Operating activities

                                                                                    (Dollars in thousands)
                                                                                    ----------------------
  Net income                                                                        $2,695             $1,995
  Adjustments to reconcile to net cash
   Provided(used) by operating activities:
   Provision for losses on loans and other real estate owned                           705                 45
   Provision for losses on funds advanced in settlement of
       mortgage loans                                                                   50                  -
   Depreciation and amortization                                                       638                399
  Amortization of investment securities premiums, net of
       Discounts                                                                      (623)              (851)
   Gain on sale of loans or other real estate owned                                   (711)              (195)
   Gain on sale of securities                                                         (236)              (184)
   Deferred loan origination fees, net of costs                                       (359)               118

   Changes in:
    Funds advanced in settlement of mortgage loans                                  14,030            (42,697)
    Interest receivable                                                               (116)               (75)
    Interest payable                                                                (1,280)                 2
    Other assets                                                                        76             (2,084)
    Other liabilities                                                                2,048                580
                                                                                   -------            -------
     Net cash provided(used) by operating activities                                16,917            (42,947)
                                                                                   -------            -------

Investing activities:
  Proceeds from sales and maturities of available-for-sale securities               21,632             14,724
  Proceeds from maturities of held-to-maturity securities                                -              2,401
  Purchases of available-for-sale securities                                       (41,623)           (13,359)
  Proceeds from sale of other real estate owned                                         46                  -
  Proceeds from sale of loans                                                       21,846              1,697
  Loan originations, net of principal repayments                                   (58,346)           (14,790)
  Net cash used for acquisitions                                                         -             (1,125)
  Purchases of premises, equipment and other assets                                 (1,715)            (4,396)
                                                                                   -------            -------
     Net cash used by investing activities                                         (58,160)           (14,848)
                                                                                   -------            -------

Financing activities:
  Proceeds from exercise of stock options and warrants                                 140                  -
  Payments to reacquire common stock                                                  (729)              (180)
  Proceeds from stock offering                                                           -              6,446
  Cash dividends paid                                                                 (870)              (629)
  Proceeds from federal funds purchased                                                  -                 54
  Net proceeds in FHLB advances                                                     23,079                  -
  Net decrease in demand deposits,
    NOW accounts and savings accounts                                              (23,360)           (10,824)
  Net increase in certificates of deposit                                           41,735             65,579
                                                                                   -------            -------
     Net cash provided by financing activities                                      39,995             60,446
                                                                                   -------            -------

Increase(decrease) in cash and cash equivalents                                     (1,248)             2,651
Cash and cash equivalents at beginning of period                                     9,610              9,342
                                                                                   -------            -------
Cash and cash equivalents at end of period                                          $8,362            $11,993
                                                                                   =======            =======

Supplemental schedules and disclosures of cash flow information:

  Cash paid for:
    Interest on deposits and other borrowings                                      $11,274            $11,025
                                                                                   -------            -------

See notes to consolidated financial statements.

                         RESOURCE BANKSHARES CORPORATION

                   Notes to Consolidated Financial Statements
                                  June 30, 2002
                                   (UNAUDITED)
                  (Dollars in thousands, except per share data)

Organization and Summary of Significant Accounting Policies

(1)      GENERAL

         Resource Bankshares Corporation, a Virginia Corporation (the "Company"), was incorporated under the laws of the Commonwealth of Virginia on February 4, 1998, primarily to serve as a holding company for Resource Bank (the "Bank").

         The consolidated financial statements of the Company include the accounts of its wholly owned subsidiary, Resource Bank and the Bank's wholly owned subsidiaries, CW and Company of Virginia, and Resource Service Corporation. All significant intercompany balances and transactions have been eliminated in consolidation.

         The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q, and therefore, do not include all of the disclosures and notes required by generally accepted accounting principles. In the opinion of management, all adjustments in the normal recurring nature which are necessary for a fair presentation of the financial statements included herein have been reflected in the financial statements. Certain reclassifications have been made to prior year's information to conform with the current year presentation. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

(2)      CASH AND CASH EQUIVALENTS

         For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, interest-bearing deposits with banks, and federal funds sold.

(3)      ALLOWANCE FOR LOAN LOSSES

                  Changes in the allowance for loan losses are as follows:
                  Balance as of January 1, 2002                 $3,697
                  Provision for loan losses                        705
                  Loans charged off                               (128)
                  Recoveries                                         -
                                                                ------
                  Balance at June 30, 2002                      $4,274
                                                                ======


(4)      NET INCOME PER SHARE

         Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised, converted into common stock or resulted in the issuance of common stock that then shares in the earnings of the entity. The weighted average number of basic shares outstanding for the three and six months ended June 30, 2002, were 3,104,983 and 3,104,003, respectively, and for the three and six months ended June 30, 2001 were 2,670,763 and 2,643,803, respectively. The diluted weighted average number of shares for the three and six months ended June 30, 2002 were 3,287,689 and 3,289,645, respectively, and for the same periods of 2001 were 2,857,592 and 2,828,027, respectively.

(5)      COMPREHENSIVE INCOME

         The components of other comprehensive income and related tax effects for the six months ended June 30, 2002 and 2001 are as follows:

                                                                                             Six months ended
                                                                                 June 30, 2002            June 30, 2001
             Unrealized holding gains arising during the period on
             available-for-sale securities                                               $ 732                     $ 805

             Reclassification adjustment for gains realized
             in income                                                                    (236)                     (184)
                                                                                         -----                     ------
             Net unrealized gains                                                          496                       621
             Tax effect                                                                   (169)                     (160)
                                                                                         -----                     -----
             Net-of-tax amount                                                            $327                     $ 461
                                                                                         =====                     =====

(6)    SUBSEQUENT EVENTS

         In July 2002, the Board of Directors of the Company declared a $0.14 per common share dividend to shareholders of record as of July 12, 2002. The dividend was paid on July 26, 2002.

(7)      SECURITIES

         During the second quarter of 2002, management elected to reclassify securities with a fair value of $113,599 at the time of transfer and an amortized cost of $113,298 from the available for sale classification to the held to maturity classification as of May 31, 2002. The difference of $301 has been recorded as an adjustment to the amortized cost of the securities and is being amortized over their respective lives.

(8)      RECENT ACCOUNTING PRONOUNCEMENTS

         The FASB has issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This Statement requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan under EITF No. 94-3. The Statement is effective for exit and disposal activities initiated after December 31, 2002. The Company is currently assessing the effect of this Statement on financial condition and results of operations, but does not currently expect the Statement to have a material effect on its financial statements in the foreseeable future.

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

         The mortgage banking segment's most significant revenue and expense are non-interest income and non-interest expense, respectively. The Company's segments are reported below for the periods ended June 30, 2002 and 2001, respectively.

Selected Financial Information

                                                            Commercial and      Mortgage Banking
                                                          Other Operations            Operations       Total
                                                      --------------------------------------------------------
Six Months Ended June 30, 2002:
Net interest income after provision for loan losses
                                                                  $ 6,527                 $    0     $ 6,527
Noninterest income                                                  1,953                  9,044      10,997
Noninterest expense                                                (5,421)                (8,301)    (13,722)
                                                                  -------                -------    --------
Net income before income taxes                                    $ 3,059                 $  743     $ 3,802
                                                                  =======                =======    ========

Six Months Ended June 30, 2001:
Net interest income after provision for loan losses
                                                                  $ 4,931                 $    0     $ 4,931
Noninterest income                                                  1,075                  7,130       8,205
Noninterest expense                                                (3,926)                (6,409)    (10,335)
                                                                  -------                -------    --------
Net income before income taxes                                    $ 2,080                 $  721     $ 2,801
                                                                  =======                =======    ========

                                 Segment Assets

                                                            Commercial and      Mortgage Banking
                                                          Other Operations            Operations        Total
                                                      --------------------------------------------------------
June 30, 2002                                                     $606,854             $  1,950      $608,804
                                                                  ========             =========     ========
June 30, 2001                                                     $465,522             $  2,456      $467,978
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

      Total assets at June 30, 2002 were $608,804, up 7.8% from $564,850 at December 31, 2001, reflecting growth in loans and securities. Net loans increased by $36,862 and securities by $21,345. Funds advanced in settlement of mortgage loans that have been sold decreased by $14,079 during the same period. The principal components of the Company's assets at the end of the period were $135,980 in securities, $8,362 in cash and cash equivalents, $57,892 in funds advanced in settlement of mortgage loans and $378,101 in net loans. The Company's lending activities are a principal source of income.

      Total liabilities at June 30, 2002 were $578,462, up 7.9% from $536,071 at December 31, 2001, with the increase represented mainly by a $18,376 growth in deposits and a $23,079 growth in FHLB advances. Non-interest bearing demand deposits increased $2,982 or 18.7%, while interest bearing deposits increased by $15,395 or 3.9%. The Company's deposits are provided by individuals and businesses located within the communities served as well as the national market and the Internet.

      Total stockholders' equity at June 30, 2002 was $30,342, compared to $28,779 at December 31, 2001. The Company had net income of $2,695 for the six months ended June 30, 2002 compared with net income of $1,995 for the comparable period in 2001, an increase of 35.1%. This increase is attributable to the growth in interest earning assets, increases in mortgage banking income, and a significant decrease in the Company's cost of funds.

      Profitability as measured by the Company's return on average assets (ROA) was .93% and .92%, for the six months ended June 30, 2002 and 2001, respectively. A key indicator of performance, the return on average equity (ROE) was 18.9% and 19.7% for the six months ended June 30, 2002 and 2001, respectively.

      Net interest income represents a principal source of earnings for the Company. The first component is the loan portfolio. Making sound loans that will increase the Company's net interest margin is the first priority of management. The second component is gathering core deposits to match and fund the loan production. The Company also utilizes national markets and the Internet to generate deposits and Federal Home Loan Bank ("FHLB") advances as cost effective sources of funds and to meet asset and liability management objectives.

      Net interest income on a tax equivalent basis, before provision for loan losses, increased to $7,424 for the six months ended June 30, 2002 versus $5,185 for the same period in 2001, an increase of 43.2%. Average interest earning assets increased $133,745 from June 30, 2001 to the current period while average interest bearing liabilities increased $130,493 during the same comparative period. The yield on average interest earning assets decreased 160 basis points to 6.3% at June 30, 2002 as compared to 7.9% at June 30, 2001. The rate on interest bearing liabilities decreased 190 basis points to 3.8% at June 30, 2002 as compared to 5.7% at June 30, 2001.

Average Balances, Income and Expenses, Yields and Rates

The following table sets forth average balances of total interest earning assets and total interest bearing liabilities for the periods indicated, showing the average distribution of assets, liabilities, stockholders' equity and the related income, expense and corresponding weighted average yields and costs.

                                                             Three Months Ended June 30,
                                                           2002                        2001
                                               Average             Yield/  Average             Yield/
                                              Balance(1) Interest Rate(2) Balance(1) Interest Rate(2)
                                              --------------------------------------------------------
Assets
Interest-earning assets:
   Securities (3)                               $133,178   $2,241   6.75%   $ 81,151   $1,574   7.78%
   Loans (4)                                     385,394    5,797   6.03%    299,134    5,529   7.41%
   Interest-earning deposits                       2,265       11   1.95%     11,544      113   3.93%
   Other interest-earning assets (5)              46,071      908   7.91%     42,785      887   8.32%
                                              --------------------------- ---------------------------
     Total interest-earning assets               566,908    8,957   6.34%    434,614    8,103   7.48%
Noninterest earning assets:
   Cash and due from banks                         8,092                       5,869
   Premises and equipment                          9,755                       6,483
   Other assets                                   16,862                      10,323
   Less: Allowance for loan
     losses                                       (3,797)                     (3,798)
                                              -----------                  ----------

     Total noninterest earning assets             30,912                      18,877
                                              -----------                  ----------

Total assets                                    $597,820                    $453,491
                                              ===========                  ==========

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
 Interest-bearing deposits:
  Demand/Money Market Accounts                  $ 70,943   $  329   1.86%   $124,941   $1,444   4.64%
  Savings                                          4,763       15   1.26%      4,538       38   3.36%
  Certificates of deposit                        302,068    2,873   3.81%    240,639    3,396   5.66%
                                              --------------------------- ---------------------------
     Total interest-bearing deposits             377,774    3,217   3.42%    370,118    4,878   5.29%
  FHLB advances and other borrowings             147,661    1,313   3.57%     32,691      448   5.50%
  Capital debt securities                         14,200      288   8.11%      9,200      213   9.26%
                                              --------------------------- ---------------------------
     Total interest-bearing liabilities          539,635    4,818   3.58%    412,009    5,539   5.39%
Noninterest-bearing liabilities:
  Demand deposits                                 23,768                      15,362
  Other liabilities                                5,731                       5,172
                                              ----------                  ----------

    Total noninterest-bearing liabilities         29,499                      20,534

Stockholders' equity                              28,686                      20,948
                                              ----------                  ----------

Total liabilities and stockholders'equity       $597,820                    $453,491
                                              ==========                  ==========

Interest rate spread (6)                                            2.76%                       2.09%

Net interest income/net interest margin (7)                $4,139   2.93%              $2,564   2.37%

                                                                Six Months Ended June 30,
                                                            2002                         2001
                                                Average             Yield/   Average             Yield/
                                               Balance(1) Interest Rate(2)  Balance(1) Interest Rate(2)
                                              ---------------------------------------------------------
Assets
Interest-earning assets:
   Securities (3)                               $ 126,671  $ 4,337   6.90%  $   81,868 $  3,243   7.99%
   Loans (4)                                      373,709   11,090   5.98%     294,847   11,549   7.90%
   Interest-earning deposits                        3,123       30   1.94%       9,360      200   4.31%
   Other interest-earning assets (5)               45,934    1,765   7.75%      29,617    1,220   8.31%
                                               --------------------------------------------------------
     Total interest-earning assets                549,437   17,222   6.32%     415,692   16,212   7.86%
Noninterest earning assets:
   Cash and due from banks                          8,477                        5,404
   Premises and equipment                           9,472                        5,321
   Other assets                                    17,041                        9,529
   Less: Allowance for loan losses                 (3,748)                      (3,729)
                                                ----------                   ----------

     Total noninterest earning assets              31,242                       16,525
                                                ----------                   ----------

Total assets                                    $ 580,679                   $  432,217
                                                ==========                   ==========

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
 Interest-bearing deposits:
  Demand/Money Market Accounts                  $  77,647  $   725   1.88%  $  126,816 $  3,211   5.11%
  Savings                                           4,686       30   1.29%       5,022       85   3.41%
  Certificates of deposit                         297,322    6,112   4.15%     215,437    6,306   5.90%
                                               --------------------------------------------------------
     Total interest-bearing deposits              379,655    6,867   3.65%     347,275    9,602   5.58%
  FHLB advances and other borrowings              128,995    2,355   3.68%      35,882      999   5.61%
  Capital debt securities                          14,200      576   8.11%       9,200      426   9.26%
                                               --------------------------------------------------------
     Total interest-bearing liabilities           522,850    9,798   3.78%     392,357   11,027   5.66%
Noninterest-bearing liabilities:
  Demand deposits                                  23,107                       14,649
  Other liabilities                                 6,157                        4,992
                                               ----------                   ----------

    Total noninterest-bearing liabilities          29,264                       19,641

Stockholders' equity                               28,565                       20,219
                                               ----------                   ----------

Total liabilities and stockholders'equity       $ 580,679                   $  432,217
                                               ==========                   ==========

Interest rate spread (6)                                             2.54%                        2.20%

Net interest income/net interest margin (7)                $ 7,424   2.72%             $  5,185   2.52%

(1) Average balances are computed on daily balances and Management believes such balances are representative of the operations of the Company.
(2) Yield and rate percentages are all computed through the annualization of interest income and expenses versus the average balances of their respective accounts.
(3) Tax equivalent basis. The tax equivalent adjustment to net interest income was $192 thousand and $209 thousand for the six months ended June 30, 2002 and 2001, respectively. (4) Non-accrual loans are included in the average loan balances, and income on such loans is recognized on a cash basis.
(5) Consists of funds advanced in settlement of loans.
(6) Interest spread is the average yield earned on earning assets, less the average rate incurred on interest bearing liabilities.
(7) Net interest margin is net interest income annualized, expressed as a percentage of average earning assets.

         Non-interest income increased from $8,205 for the six months ended June 30, 2001 to $10,997 for the same period in 2002. This increase was primarily attributable to increased activity in the Company's mortgage banking operations and gain on sale of assets categories. For the six months ended June 30, 2002, mortgage banking income increased by 26.4%, or $1,827, to $8,741 versus the same period of 2001. Mortgage banking made a significant contribution to the Company's results in the first six months of 2002. Because of the uncertainty of future loan origination volume and the future level of interest rates, there can be no assurance that the Company will realize the same level of mortgage banking income in future periods. The total of the other non-interest income categories increased by $965 to $2,256 for the six months ended June 30, 2002 compared to the same period in 2001. This increase was primarily attributable to an increase in the gain on sale of assets of $516 due to greater activity in loan sales during the six months ended June 30, 2002.

         For the six months ended June 30, 2002, the Company's non-interest expense totaled $13,722 or 32.8% higher than the same period in 2001. This increase was primarily the result of the acquisition of Atlantic Mortgage & Investment, a commercial mortgage company, and First Jefferson Mortgage Corporation, a residential mortgage company, late in the first quarter of 2001. For the period ended June 30, 2002, a full six months of expenses are reflected for these businesses, whose operations have been consolidated with the Company's mortgage division. The largest component of non-interest expense, salaries and employee benefits, which represents 66.4% of total non-interest expense, increased 31.1% to $9,117 for the six months ended June 30, 2002 over the same period in 2001, and was primarily attributed to the aforementioned acquisitions. Occupancy expense increased by 19.4% to $848, depreciation and equipment maintenance increased by 30.1% to $1,033, marketing and business development increased 42.4% to $356, and outside computer services increased 72.1% to $475 for the six months ended June 30, 2002 as compared to the same period in 2001. Total of the other non-interest expense categories increased 40.2% to $1,893 for the six months ended June 30, 2002 over the same period in 2001.

         In establishing the allowance for loan losses, management considers a number of factors, including loan asset quality, related collateral and economic conditions prevailing during the loan's repayment period. In its loan policies, management emphasizes the borrower's ability to service the debt, the borrower's general creditworthiness and the quality of collateral. The allowance for loan losses as a percentage of period-end loans was 1.1% and 1.3% at June 30, 2002 and 2001, respectively. The provisions for loan losses were $705 and $45 for the six months ended June 30, 2002 and 2001, respectively.

         While the Company believes it has sufficient allowance for its existing portfolio, there can be no assurances that an additional allowance for losses on existing loans may not be necessary in the future, particularly if the economy worsens.

         At June 30, 2002, the Company had $601 in non-accrual loans. Non-accrual loans consisted of sixteen individual credits and the total was less than one half of one percent of total loans. The Company had $604 in loans past due 90 days or more that were still accruing at June 30, 2002. Management believes that the loans past due 90 days or more and still accruing are well secured and in the process of collection.

         Management believes that losses on these assets, if any, will be minimal, although no assurance can be given in this regard.

Non Performing Assets

The following table presents the Company's non performing assets for the periods set forth.

                                                                          June 30       December 31
                                                                            2002              2001
                                                                            -----             ----
                                                                           (Dollars in thousands)

Non accrual loans                                                            $601              $536
Other real estate                                                               -                43
Loans 90 days or more past due and still
  accruing interest                                                           604             1,086
                                                                             ----             -----
      Total non performing assets                                          $1,205            $1,665
                                                                          =======            ======

       Total assets                                                      $608,804          $564,850
                                                                        =========          ========

       Total non performing assets to total assets                           0.20%             0.29%
                                                                             =====             =====

Summary of Loan Loss Experience

The following table presents the Company's loan loss experience and selected loan loss ratios for the six months ended June 30, 2002 and 2001.

                                                                                  Six months ended
                                                                                       June 30
                                                                               2002                 2001
                                                                               ----                 ----
                                                                                 (Dollars in thousands)
Balance of allowance for loan losses
  at beginning of year                                                       $3,697               $3,521

Loans charged-off:
 Commercial                                                                     (98)                   -
 Installment                                                                      -                    -
 Real Estate                                                                    (29)                  (5)
 Credit Cards and Other Consumer                                                 (1)                   -
                                                                   -----------------   ------------------
 Total loans charged-off                                                       (128)                  (5)
                                                                   -----------------   ------------------
Recoveries of loans previously charged off:
 Commercial                                                                       -                  142
 Installment                                                                      -                    -
 Real Estate                                                                      -                   97
 Credit Cards and Other Consumer                                                  -                    -
                                                                   -----------------   ------------------
 Total recoveries                                                                 -                  239
                                                                   -----------------   ------------------
Net loan (charge-offs) recoveries                                              (128)                 234
Additions to allowance charged to expense                                       705                   45
                                                                   -----------------   ------------------
Balance at end of period                                                     $4,274               $3,800
                                                                   =================   ==================

Average loans                                                              $373,709             $294,847

Loans at end of period                                                     $382,375             $301,917
Selected Loan Loss Ratios:
 Net charge-offs (recoveries) during the period to average loans               0.03%               -0.08%
 Provision for loan losses to average loans                                    0.19%                0.02%
 Provision for loan losses to net charge-offs (recoveries) during
  the period                                                                    551%                 -19%

 Allowance for loan losses to loans at end of period                           1.12%                1.26%

  Non-performing assets at end of period                                     $1,205               $2,828

 Non-performing assets to total loans at end of period                         0.32%                0.94%

  Allowance for loan losses to non-performing assets at end
   of period                                                                    355%                 134%

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

         Liquidity represents the institution's ability to meet present and future financial obligations. Liquid assets include cash, interest bearing deposits with banks, federal funds sold, investments and loans maturing within one year. The Company's funding requirements are supplied from a range of traditional sources, including various types of demand deposits, money market accounts, certificates of deposit and short-term borrowings. Federal Home Loan Bank ("FHLB") advances are utilized as funding sources by the Company. At June 30, 2002, there were $106,879 in FHLB advances outstanding. The Company has a warehouse line of credit collateralized by first mortgage loans amounting to $75,000, which expires February 19, 2003. The Company has no reason to believe this arrangement will not be renewed. The Bank had no outstanding warehouse advances at June 30, 2002 and 2001, respectively.

         The Company had no Federal Funds purchased from correspondent institutions at June 30, 2002 and 2001. The Company had securities sold under repurchase agreements in the amount of $19,000 and $0 at June 30, 2002 and 2001, respectively. The Company has lines of credit with other correspondent banks of $37,348.

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

         The Company's financial position at June 30, 2002 reflects liquidity and capital levels that management believes are currently adequate to fund anticipated future business expansion. In addition, its capital ratios are in excess of required regulatory minimums for a well capitalized institution. The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance, and changing competitive conditions and economic forces. The adequacy of the Company's capital is reviewed by management on an ongoing basis. Management seeks to maintain a capital structure that will assure an adequate level of capital to support anticipated asset growth and to absorb potential losses.

         The following table presents the amounts of the Company's interest sensitive assets and liabilities that mature or reprice in the periods indicated.

                                                                             June 30, 2002
                                                                               Maturing or
                                                                                 Repricing
                                          -------------------------------------------------------------------------------
                                                    Within      4-12           1 - 5           Over
                                                    ------      ----           -----           ----
                                                  3 months     Months          Years          5 Years         Total
                                                  --------     ------          -----          -------         -----
                                                                      (Dollars in thousands)
Interest-Earning Assets:
    Investment securities                          $41,153          $8,914         $29,499        $56,414       $135,980
    Loans                                          223,437          27,895          96,049         34,993        382,375
    Interest bearing deposits                        1,003               -               -              -          1,003
    Other interest-earning assets                   57,892               -               -              -         57,892
                                          -------------------------------------------------------------------------------
Total interest-earning assets                      323,485          36,809         125,548         91,407        577,249
                                          -------------------------------------------------------------------------------

Interest-Bearing Liabilities:
   Deposits
        Demand and savings (1)                      56,237               -          17,384              -         73,621
        Time deposits, $100,000 and over             1,572           1,809             675              -          4,056
        Other time deposits                        123,603         145,754          64,022              -        333,379
        Other interest-bearing liabilities          10,879          19,000          96,000              -        125,879
        Capital debt securities                          -           5,000               -          9,200         14,200
                                          -------------------------------------------------------------------------------
Total interest-bearing liabilities                 192,291         171,563         178,081          9,200        551,135
                                          -------------------------------------------------------------------------------

         Period Gap                               $131,194       ($134,754)       $(52,533)       $82,207        $26,114
                                          -------------------------------------------------------------------------------

         Cumulative Gap                           $131,194         ($3,560)       $(56,093)       $26,114
                                          ----------------------------------------------------------------

         Ratio cumulative gap to total
            interest-earning assets                  22.73%           -.62%          -9.72%          4.52%
                                          ----------------------------------------------------------------

(1) Management has determined that interest checking, money market (except those generated by e banking) and savings accounts are not sensitive to changes in related market rates and, therefore, have been placed in the 1-5 years category.

         The capital adequacy standards are based on an established minimum for Tier 1 Risk-Based Capital, Risk-Based Capital and the Tier 1 Leverage Ratio. The following table summarizes regulatory capital ratios for the Company and its subsidiary at June 30, 2002.

                                         Required Ratio        Resource Bankshares          Resource Bank
        Tier 1 risk-based                         4.00%                      9.24%                  9.28%
        Total risk-based                          8.00%                     11.30%                 10.30%
        Tier 1 leverage                   4.00 to 5.00%                      6.54%                  6.61%

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

         Market Risk Management

         The Company's primary market risk exposure is interest rate risk. Fluctuations in interest rates will impact both the level of interest income and interest expense and the market value of the Company's interest earning assets and interest bearing liabilities. There were no material changes in the Company's market risk management strategy, as stated in the Company's 2001 annual report, during the first six months of 2002.

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings

         Information regarding a lawsuit filed against the Company in March 2002 under the Telephone Consumer Protection Act is contained in the Company's 10-K for the fiscal year ended December 31, 2001 and 10-Q for the quarter ended March 31, 2002.

Item 4.  Submission of Matters to a Vote of Security Holders

         Resource Bankshares Corporation held its 2002 Annual Meeting of Shareholders on May 30, 2002. At the Annual Meeting, the following matters were acted upon by shareholders.

1. Election of two Class B Directors to hold office for a term of three years:

          DIRECTOR                       FOR          WITHHELD

          Alfred E. Abiouness           2,748,291     24,225

          Elizabeth A. Twohy            2,748,607     23,090

2. Adoption of an amendment to the Resource Bankshares Corporation 2002 Stock Incentive Plan.

          FOR                AGAINST                    ABSTAIN

          2,714,889          37,718                     19,909

3. Ratification of the appointment of Goodman & Company, L.L.P. as the Company's independent auditors for the year ending December 31, 2002.

          FOR                AGAINST                    ABSTAIN

          2,766,154          3,170                      3,192

   Item 6.   Exhibits And Reports on Form 8-K

      99.1   Certification under Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the under-signed, thereunto duly authorized.

                         RESOURCE BANKSHARES CORPORATION


                              /s/Lawrence N. Smith
                             ----------------------
                               Lawrence N. Smith
                             Chief Executive Officer
                              Date: August 12, 2002




                            /s/Eleanor J. Whitehurst
                            ------------------------
                              Eleanor J. Whitehurst
                 Senior Vice President & Chief Financial Officer
                              Date: August 12, 2002