Form 10-Q
period 2002-09-30
RESOURCE BANKSHARES CORP
filed 2002-11-12
CIK 1065002

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

Commission File Number:  000-24561

RESOURCE BANKSHARES CORPORATION
(Exact name of Registrant as specified in its charter)

Virginia	54-1904386

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3720 Virginia Beach Blvd., Virginia Beach, VA 23452

(Address of principal executive offices) (Zip Code)

(757) 463-2265

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	☒	No	☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

At September 30, 2002, 3,061,961 shares of Resource Bankshares Corporation’s common stock, $1.50 par value, were outstanding.

RESOURCE BANKSHARES CORPORATION
FORM 10-Q
SEPTEMBER 30, 2002

PART I - FINANCIAL INFORMATION
Item I. Financial Statements

RESOURCE BANKSHARES CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30 2002	December 31 2001

	(Unaudited)
	(Dollars in thousands)
ASSETS
Cash and due from banks	$5,845	$7,928
Interest bearing deposits	236	1,682

	6,081	9,610
Funds advanced in settlement of mortgage loans	64,392	71,971
Securities available for sale (amortized cost of $21,825 and $114,878, respectively)	21,766	114,635
Securities held to maturity (fair value of $114,269 and $0, respectively)	110,232	—
Loans, net
Commercial	93,737	77,705
Real estate – construction	122,769	86,283
Commercial real estate	155,921	125,194
Residential real estate	44,674	51,888
Installment and consumer loans	4,145	3,866

TOTAL LOANS	421,246	344,936
Allowance for loan losses	(4,530)	(3,697)

NET LOANS	416,716	341,239
Other real estate owned	70	43
Premises and equipment, net	9,908	8,912
Cash surrender value of life insurance	9,438	8,899
Accrued interest	3,745	3,367
Other assets	5,013	6,174

	$647,361	$564,850

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non interest bearing	$19,874	$15,966
Interest bearing	444,851	395,538

TOTAL DEPOSITS	464,725	411,504
Federal funds purchased and securities sold under agreements to repurchase	33,665	19,000
FHLB advances	96,000	83,800
Capital debt securities	13,200	14,200
Accrued interest	2,864	4,178
Other liabilities	6,171	3,389

TOTAL LIABILITIES	616,625	536,071
STOCKHOLDERS’ EQUITY
Preferred stock, par value $10 per share,
Shares authorized: 500,000; none issued and outstanding	—	—
Common stock, par value $1.50 per share
Shares authorized: 6,666,666
Shares issued and outstanding: 2002 - 3,061,961; 2001 - 3,103,495	4,593	4,655
Additional paid in capital	14,977	16,124
Retained earnings	11,199	8,160
Accumulated other comprehensive loss	(33)	(160)

	30,736	28,779

	$647,361	$564,850

See notes to consolidated financial statements.

RESOURCE BANKSHARES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three months ended September 30		Nine months ended September 30

	2002	2001	2002	2001

	(Dollars in thousands)		(Dollars in thousands)
Interest and dividend income
Interest and fees on loans	$5,930	$5,473	$17,020	$17,022

Interest on investment securities:
Taxable	1,957	1,652	5,770	4,390
Tax exempt	184	192	546	688

	2,141	1,844	6,316	5,078

Interest on funds advanced in settlement of mortgage loans	1,059	1,030	2,824	2,250

Total interest income	9,130	8,347	26,160	24,350

Interest expense
Interest on deposits	3,312	4,813	10,180	14,415
Interest on borrowings	1,253	567	3,608	1,567
Interest on capital debt securities	267	213	843	638

Total interest expense	4,832	5,593	14,631	16,620

Net interest income	4,298	2,754	11,529	7,730
Provision for loan losses	270	—	975	45

Net interest income after provision for loan losses	4,028	2,754	10,554	7,685
Noninterest income
Mortgage banking income	5,824	4,935	14,565	12,065
Service charges	171	181	501	445
Gain on sale of assets	—	214	711	408
Gain on sale of securities	—	114	236	298
Other	51	248	1,030	681

	6,046	5,692	17,043	13,897

Noninterest expense
Salaries and employee benefits	5,336	4,477	14,453	11,432
Occupancy expenses	427	411	1,275	1,121
Depreciation and equipment maintenance	502	493	1,535	1,287
Stationery and supplies	185	189	572	502
Marketing and business development	179	135	535	386
Professional fees	101	148	408	281
Outside computer services	219	255	694	531
FDIC insurance	17	18	53	49
Other	751	536	1,914	1,408

	7,717	6,662	21,439	16,997

Income before income tax	2,357	1,784	6,158	4,585
Income tax expense	711	535	1,817	1,341

Net income	$1,646	$1,249	$4,341	$3,244

Cash dividends declared per common share	$0.14	$0.12	$0.42	$0.36

Basic earnings per common share	$0.53	$0.40	$1.40	$1.15

Diluted earnings per common share	$0.50	$0.37	$1.32	$1.08

See notes to consolidated financial statements.

RESOURCE BANKSHARES CORPORATION
STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

Nine Months Ended September 30, 2002	(Dollars in thousands)

	Common Shares	Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income(Loss)	Total

Balance, December 31, 2001	3,103,495	$4,655	$16,124	$8,160	$(160)	$28,779
Comprehensive income:
Net income				4,341		4,341
Changes in unrealized gains (losses) on securities, net					314	314
Change in unrealized gains (losses) on derivative financial instruments					(187)	(187)

Total comprehensive income						4,468
Reacquistion of common stock	(68,000)	(102)	(1,247)			(1,349)
Proceeds from exercise of stock options	26,466	40	100			140
Cash dividends declared - $0.42 per share				(1,302)		(1,302)

Balance, September 30, 2002	3,061,961	$4,593	$14,977	$11,199	$(33)	$30,736

RESOURCE BANKSHARES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended

	Sept. 30, 2002	Sept. 30, 2001

	(Dollars in thousands)
Operating activities
Net income	$4,341	$3,244
Adjustments to reconcile to net cash provided (used) by operating activities:
Provision for losses on loans and other real estate owned	975	45
Provision for losses on funds advanced in settlement of mortgage loans	145	—
Depreciation and amortization	934	570
Amortization of investment securities premiums, net of discounts	(923)	(869)
Gain on sale of loans or other real estate owned	(711)	(408)
Gain on sale of securities	(236)	(298)
Deferred loan origination fees, net of costs	482	178
Changes in:
Funds advanced in settlement of mortgage loans	7,434	(36,143)
Interest receivable	(378)	(515)
Interest payable	(1,314)	377
Other assets	622	(8,177)
Other liabilities	1,433	(238)

Net cash provided (used) by operating activities	12,804	(42,234)
Investing activities:
Proceeds from sales and maturities of available-for-sale securities	2,903	12,628
Proceeds from sales and maturities of held-to-maturity securities	23,111	14,723
Purchases of available-for-sale securities	(41,741)	(56,883)
Proceeds from sale of other real estate owned	46	—
Proceeds from sale of loans	21,847	—
Loan originations, net of principal repayments	(98,144)	(38,432)
Net cash used for acquisitions	—	(1,125)
Purchases of premises, equipment and other assets	(1,930)	(5,313)

Net cash used by investing activities	(93,908)	(74,402)
Financing activities:
Proceeds from exercise of stock options and warrants	140	—
Payments to reacquire common stock	(1,349)	(781)
Proceeds from stock offering	—	7,341
Cash dividends paid	(1,302)	(1,011)
Proceeds from federal funds purchased	14,665	21,918
Net proceeds in FHLB advances	12,200	27,000
Net decrease in demand deposits, NOW accounts and savings accounts	(26,260)	(11,979)
Net increase in certificates of deposits	79,481	77,637

Net cash provided by financing activities	77,575	120,125
Increase (decrease) in cash and cash equivalents	(3,529)	3,489
Cash and cash equivalents at beginning of period	9,610	9,342

Cash and cash equivalents at end of period	$6,081	$12,831

Supplemental schedules and disclosures of cash flow information:
Cash paid for:
Interest on deposits and other borrowings	$15,944	$16,243

Supplemental schedule of non cash investing and financing activities:
Transfer from loans to real estate acquired through foreclosure	$70	$43

See notes to consolidated financial statements.

RESOURCE BANKSHARES CORPORATION

Notes to Consolidated Financial Statements
September 30, 2002
(UNAUDITED)
(Dollars in thousands, except per share data)

Organization and Summary of Significant Accounting Policies

(1)     GENERAL

          Resource Bankshares Corporation, a Virginia Corporation (the “Company”), was incorporated under the laws of the Commonwealth of Virginia on February 4, 1998, primarily to serve as a holding company for Resource Bank (the “Bank”).

          The consolidated financial statements of the Company include the accounts of its wholly owned subsidiary, Resource Bank and the Bank’s wholly owned subsidiaries, CW and Company of Virginia, and Resource Service Corporation.  All significant intercompany balances and transactions have been eliminated in consolidation.

          The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q, and therefore, do not include all of the disclosures and notes required by generally accepted accounting principles.  In the opinion of management, all adjustments in the normal recurring nature which are necessary for a fair presentation of the financial statements included herein have been reflected in the financial statements.  Certain reclassifications have been made to prior year’s information to conform with the current year presentation.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

(2)     CASH AND CASH EQUIVALENTS

          For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, interest-bearing deposits with banks, and federal funds sold.

(3)     ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses are as follows:

Balance as of January 1, 2002	$3,697
Provision for loan losses	975
Loans charged off	(175)
Recoveries	33

Balance at September 30, 2002	$4,530

(4)     NET INCOME PER SHARE

          Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised, converted into common stock or resulted in the issuance of common stock that then shares in the earnings of the entity.  The weighted average number of basic shares outstanding for the three and nine months ended September 30, 2002, were 3,081,852 and 3,096,538, respectively, and for the three and nine months ended September 30, 2001 were 3,160,150 and 2,817,810, respectively.  The diluted weighted average number of shares for the three and nine months ended September 30, 2002 were 3,270,647, and 3,283,312, respectively, and for the same periods of 2001 were 3,358,402 and 2,989,771 respectively.

(5)     COMPREHENSIVE INCOME

          The components of other comprehensive income and related tax effects for the nine months ended September 30, 2002 and 2001 are as follows:

	Nine months ended September 30,

	2002	2001

Available for sale securities
Unrealized holding gains arising during the period on available-for-sale securities	$713	$592
Reclassification adjustment for gains realized in income	(236)	(298)

Net unrealized gains	477	294
Tax effect	(163)	(49)

Net-of tax amount	$314	$245

Derivative financial instruments
Unrealized losses arising during the period on interest rate swaps, net of reclassification adjustment and tax	$(187)	$—

(6)     SUBSEQUENT EVENTS

          In October 2002, the Board of Directors of the Company declared a $0.14 per common share dividend to shareholders of record as of October 15, 2002.  The dividend was paid on October 29, 2002.

          The Company raised approximately $3,000,000 of additional capital in the fourth quarter of 2002 by offering 3,000 Trust Preferred Securities at a price of $1,000.00 per Security. These securities bear a variable distribution rate per annum, reset quarterly, equal to LIBOR plus 3.45%, provided that the applicable interest rate may not exceed 12.5% through the interest payment date in November 2007. These securities have a mandatory redemption date of November 7, 2032 and are subject to varying call provisions at the option of the Company beginning November 7, 2007.

(7)     DERIVATIVE FINANCIAL INSTRUMENTS

          Derivative financial instruments are components of the Company’s risk management profile. The Company monitors its sensitivity to changes in interest rates and may use derivative instruments to hedge this risk. In accordance with SFAS No. 133 all derivatives are recorded in the financial statements at fair value. During the third quarter of 2002 the Company entered into a series of interest rate swaps with a total notional amount of $50 million to hedge certain certificate of deposit liabilities. These transactions were designated and qualify for cash flow hedge accounting. Unrealized gains or losses on these instruments are included in accumulated other comprehensive income and will be reclassified into interest expense in the same period that the hedged cash flows impact earnings.

(8)     SECURITIES

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

(9)     RECENT ACCOUNTING PRONOUNCEMENTS

          The FASB has issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Cost Incurred in a Restructuring).  This Statement requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan under EITF No. 94-3.  The Statement is effective for exit and disposal activities initiated after December 31, 2002.  The Company is currently assessing the effect of this Statement on financial condition and results of operations, but does not currently expect the Statement to have a material effect on its financial statements in the foreseeable future.

          The FASB issued Statement of Financial Accounting Standard No. 147, Acquisition of Certain Financial Institutions, an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9 (SFAS 147) in October 2002. SFAS 147 removes the acquisition of financial institutions from the scope of both SFAS 72 and Interpretation 9, and requires that those transactions be accounted for in accordance with SFAS 141, Business Combinations and SFAS 142, Goodwill and Other Intangible Assets. Thus the requirement in paragraph 5 of SFAS 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of this statement. Additionally, this statement amends SFAS 144, Accounting for Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that SFAS 144 requires for other long-lived assets that are held and used. The provisions of this Statement are effective for transactions dated on or after October 1, 2002, and the Company is currently assessing the effect of this Statement on its financial condition and results of operations.

(10)    SEGMENT REPORTING

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

          The Company’s reportable segment is a strategic business unit that offers different products and services.  It is managed separately because the segment appeals to different markets and, accordingly, requires different technology and marketing strategies.

          The mortgage banking segment’s most significant revenue and expense are non-interest income and non-interest expense, respectively.  The Company’s segments are reported below for the periods ended September 30, 2002 and 2001, respectively.

Selected Financial Information

	Commercial and Other Operations	Mortgage Banking Operations	Total

Nine Months ended September 30, 2002:
Net interest income after provisions for loan losses	$10,554	$0	$10,554
Noninterest income	2,478	14,565	17,043
Noninterest expense	(8,453)	(12,986)	(21,439)

Net income before income taxes	$4,579	$1,579	$6,158

Nine Months ended September 30, 2001:
Non interest income after provisions for loan losses	$7,685	$0	$7,685
Noninterest income	1,832	12,065	13,897
Noninterest expense	(6,278)	(10,719)	(16,997)

Net income before income taxes	$3,239	$1,346	$4,585

Segment Assets

	Commercial and Other Operations	Mortgage Banking Operations	Total

September 30, 2002	$645,992	$1,369	$647,361

September 30, 2001	$525,277	$2,970	$528,247

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations
                      (Dollars in thousands, except per share data)

          Resource Bankshares Corporation, a Virginia Corporation (the “Company”), was incorporated under the laws of the Commonwealth of Virginia on February 4, 1998, primarily to serve as a holding company for Resource Bank (the “Bank”).

          In addition to historical information, the following discussion contains forward looking statements that are subject to risks and uncertainties that could cause the Company’s actual results to differ materially from those anticipated.  These forward looking statements include, but are not limited to, the effect of changes in interest rates on the Company’s profitability and the adequacy of the Company’s allowance for future loan losses.  Several factors, including the local and national economy and the demand for residential mortgage loans may adversely affect the Company’s ability to achieve the expected results.  Readers are cautioned not to place undue reliance on these forward looking statements, which reflect management’s analysis only as of the date of this report.

          Total assets at September, 30, 2002 were $647,361, up 14.6% from $564,850 at December 31, 2001, reflecting growth in loans and securities.  Net loans increased by $75,477, and securities by $17,363.  Funds advanced in settlement of mortgage loans that have been sold decreased by $7,579 during the same period.  The principal components of the Company’s assets at the end of the period were $131,998 in securities, $6,081 in cash and cash equivalents, $64,392 in funds advanced in settlement of mortgage loans and $416,716 in net loans.  The Company’s lending activities are a principal source of income.

          Total liabilities at September 30, 2002 were $616,625, up 15.0% from $536,071 at December 31, 2001, with the increase represented mainly by a $53,221 growth in deposits and a $12,200 growth in FHLB advances.  Non-interest bearing demand deposits increased $3,908 or 24.5%, while interest bearing deposits increased by $49,313 or 12.5%.  The Company’s deposits are provided by individuals and businesses located within the communities served as well as the national market and the Internet.

          Total stockholders’ equity at September 30, 2002 was $30,736, compared to $28,779 at December 31, 2001.  The Company had net income of $4,341 for the nine months ended September 30, 2002 compared with net income of $3,244 for the comparable period in 2001, an increase of 33.8%.  This increase is attributable to the growth in interest earning assets, increases in mortgage banking income, and a significant decrease in the Company’s cost of funds.

          Profitability as measured by the Company’s return on average assets (ROA) was .97% and .95%, for the nine months ended September 30, 2002 and 2001, respectively.  A key indicator of performance, the return on average equity (ROE) was 19.9% and 18.9% for the nine months ended September 30, 2002 and 2001, respectively.

          Net interest income represents a principal source of earnings for the Company.  The first component is the loan portfolio.  Making sound loans that will increase the Company’s net interest margin is the first priority of management.  The second component is gathering core deposits to match and fund the loan production.  The Company also utilizes national markets and the Internet to generate deposits and Federal Home Loan Bank(“FHLB”) advances as cost effective sources of funds and to meet asset and liability management objectives.

          Net interest income on a tax equivalent basis, before provision for loan losses, increased to $11,818 for the nine months ended September 30, 2002 versus $8,058 for the same period in 2001, and increase of

46.7%.  Average interest earning assets increased $128,981 from September 30, 2001 to the current period while average interest bearing liabilities increased $126,249 during the same comparative period.  The yield on average interest earning assets decreased 130 basis points to 6.3% at September 30, 2002 as compared to 7.6% at September 30, 2001.  The rate on interest bearing liabilities decreased 180 basis points to 3.6% at September 30, 2002 as compared to 5.4% at September 30, 2001.

Average Balances, Income and Expenses, Yields and Rates

The following table sets forth average balances of total interest earning assets and total interest bearing liabilities for the periods indicated, showing the average distribution of assets, liabilities, stockholders’ equity and the related income, expense and corresponding weighted average yields and costs.

	Three Months Ended September 30,						Nine Months Ended September 30,

	2002			2001			2002			2001

	Average Balance(1)	Interest	Yield/ Rate(2)	Average Balance(1)	Interest	Yield/ Rate(2)	Average Balance(1)	Interest	Yield/ Rate(2)	Average Balance(1)	Interest	Yield/ Rate(2)

Assets
Interest-earning assets:
Securities (3)	$134,316	$2,227	6.63%	$94,489	$1,822	7.71%	$129,248	$6,565	6.77%	$86,121	$5,066	7.84%
Loans (4)	402,638	5,930	5.89%	309,014	5,473	7.08%	383,847	17,020	5.91%	299,621	17,022	7.57%
Interest-earning deposits	2,676	11	1.64%	15,202	140	3.68%	2,972	40	1.79%	11,329	340	4.00%
Other interest-earning assets (5)	54,792	1,060	7.74%	56,110	1,030	7.34%	48,530	2,824	7.76%	38,545	2,250	7.78%

Total interest-earning assets	594,422	9,228	6.21%	474,815	8,465	7.13%	564,597	26,449	6.25%	435,616	24,678	7.55%
Noninterest earning assets:
Cash and due from banks	7,731			6,078			8,226			5,631
Premises and equipment	9,945			8,399			9,631			6,358
Other assets	17,193			13,222			17,092			10,773
Less: Allowance for loan losses	(4,361)			(3,764)			(3,955)			(3,740)

Total noninterest earning assets	30,508			23,935			30,994			19,022

Total assets	$624,930			$498,750			$595,591			$454,638

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits:
Demand/Money Market Accounts	$64,088	$315	1.97%	$119,406	$1,190	3.99%	$73,078	$1,040	1.90%	$124,319	$4,401	4.72%
Savings	5,013	21	1.68%	3,435	28	3.26%	4,799	50	1.39%	4,487	113	3.36%
Certificates of deposit	351,251	2,976	3.39%	269,830	3,595	5.33%	315,493	9,090	3.84%	233,767	9,901	5.65%

Total interest-bearing deposits	420,352	3,312	3.15%	392,671	4,813	4.90%	393,370	10,180	3.45%	362,573	14,415	5.30%
FHLB advances and other borrowings	131,170	1,253	3.82%	45,599	567	4.97%	129,728	3,608	3.71%	39,155	1,567	5.34%
Capital debt securities	13,841	267	7.72%	9,200	213	9.26%	14,079	843	7.98%	9,200	638	9.25%

Total interest-bearing liabilities	565,363	4,832	3.42%	447,470	5,593	5.00%	537,177	14,631	3.63%	410,928	16,620	5.39%
Noninterest-bearing liabilities:
Demand deposits	23,233			17,117			23,150			15,481
Other liabilities	6,338			6,074			6,217			5,358

Total noninterest-bearing liabilities	29,571			23,191			29,367			20,839
Stockholders’ equity	29,996			28,089			29,047			22,871

Total liabilities and stockholders’ equity	$624,930			$498,750			$595,591			$454,638

Interest rate spread (6)			2.79%			2.13%			2.61%			2.16%
Net interest income/net interest margin (7)		$4,396	2.93%		$2,872	2.43%		$11,818	2.79%		$8,058	2.47%

(1)  Average balances are computed on daily balances and Management believes such balances are representative of the operations of the Company.
(2)  Yield and rate percentages are all computed through the annualization of interest income and expenses versus the average balances of their respective accounts.
(3)  Tax equivalent basis. The tax equivalent adjustment to net interest income was $289 thousand and $328 thousand for the nine months ended September 30, 2002 and 2001, respectively.
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

               Non-interest income increased from $13,897 for the nine months ended September 30, 2001 to $17,043 for the same period in 2002.  This increase was primarily attributable to increased activity in the Company’s mortgage banking operations and gain on sale of assets categories.  For the nine months ended September 30, 2002, mortgage banking income increased by 20.7%, or $2,500, to $14,565 versus the same period of 2001.  Mortgage banking made a significant contribution to the Company’s results in the first nine months of 2002.  Because of the uncertainty of future loan origination volume and the future level of interest rates, there can be no assurance that the Company will realize the same level of mortgage banking income in future periods.  The total of the other non-interest income categories increased by $646 to $2,478 for the nine months ended September 30, 2002 compared to the same period in 2001.  This increase was primarily attributable to an increase in the gain on sale of assets of $303 due to greater activity in loan sales during the nine months ended September 30, 2002.

               For the nine months ended September 30, 2002, the Company’s non-interest expense totaled $21,439 or 26.1% higher than the same period in 2001.  This increase was primarily the result of the acquisition of Atlantic Mortgage & Investment, a commercial mortgage company, and First Jefferson Mortgage Corporation, a residential mortgage company, late in the first quarter of 2001.  For the period ended September 30, 2002, a full nine months of expenses are reflected for these businesses, whose operations have been consolidated with the Company’s mortgage division.  The largest component of non-interest expense, salaries and employee benefits, which represents 67.4% of total non-interest expense, increased 26.4% to $14,453 for the nine months ended September 30, 2002 over the same period in 2001, and was primarily attributed to the aforementioned acquisitions.  Occupancy expense increased by 13.7% to $1,275, depreciation and equipment maintenance increased by 19.3% to $1,535, marketing and business development increased 38.6% to $535, and outside computer services increased 30.7% to $694 for the nine months ended September 30, 2002 as compared to the same period in 2001.  Total of the other non-interest expense categories increased 31.6% to $2,947 for the nine months ended September 30, 2002 over the same period in 2001.

               In establishing the allowance for loan losses, management considers a number of factors, including loan asset quality, related collateral and economic conditions prevailing during the loan’s repayment period.  In its loan policies, management emphasizes the borrower’s ability to service the debt, the borrower’s general creditworthiness and the quality of collateral.  The allowance for loan losses as a percentage of period-end loans was 1.1% at both September 30, 2002 and 2001.   The provisions for loan losses were $975 and $45 for the nine months ended September 30, 2002 and 2001, respectively.

               While the Company believes it has sufficient allowance for its existing portfolio, there can be no assurances that an additional allowance for losses on existing loans may not be necessary in the future, particularly if the economy worsens.

               At September 30, 2002, the Company had $426 in non-accrual loans.  Non-accrual loans consisted of twelve individual credits and the total was less than one half of one percent of total loans.  The Company had $405 in loans past due 90 days or more that were still accruing at September 30, 2002.  Management believes that the loans past due 90 days or more and still accruing are well secured and in the process of collection.

               Management believes that losses on these assets, if any, will be minimal, although no assurance can be given in this regard.

Non Performing Assets

The following table presents the Company’s non performing assets for the periods set forth.

	September 30, 2002	December 31, 2001

	(Dollars in thousands)
Non accrual loans	$426	$536
Other real estate	70	43
Loans 90 days or more past due and still accruing interest	405	1,086

Total non performing assets	$901	$1,665

Total assets	$647,361	$564,850

Total non performing assets to total assets	0.14%	0.29%

Summary of Loan Loss Experience

The following table presents the Company’s loan loss experience and selected loan loss ratio for the nine months ended September 30, 2002 and 2001.

	Nine months ended September 30

	2002	2001

	(Dollars in thousands)
Balance of allowance for loan losses at the beginning of the year	$3,697	$3,521
Loans charged-off:
Commercial	(145)	(21)
Installment	—	(2)
Real Estate	(29)	(82)
Credit Cards and Other Consumer	(1)	(10)

Total loans charged-off	(175)	(115)

Recoveries of loans previously charged off:
Commercial	32	146
Installment	—	—
Real Estate	1	98
Credit Cards and Other Consumer	—	—

Total Recoveries	33	244

Net loan (charge-offs) recoveries	(142)	129
Additions to allowance charged to expense	975	45

Balance at end of period	$4,530	$3,695

Average loans	$383,847	$299,621
Loans at end of period	$421,246	$327,261
Selected Loan Loss Ratios:
Net charge-offs (recoveries) during the period to average loans	0.04%	-0.04%
Provision for loan losses to average loans	0.25%	0.02%
Provision for loan losses to net charge-off (recoveries) during the period	687%	-34.88%
Allowance for losses to loans at end of period	1.08%	1.13%
Non-performing assets at end of period	$901	$3,423
Non-performing assets to total loans at end of period	0.21%	1.05%
Allowance for loan losses to non-performing assets at end of period	503%	108%

Interest Rate Sensitivity and Liquidity

               Management evaluates interest sensitivity through the use of an asset/liability management reporting gap model on a quarterly basis and then formulates strategies regarding asset generation and pricing, funding sources and pricing, and off-balance sheet commitments in order to decrease sensitivity risk.  These strategies are based on management’s outlook regarding interest rate movements, the state of the regional and national economies and other financial and business risk factors.  In addition, the Company establishes prices for deposits and loans based on local market conditions and manages its securities portfolio under policies that take interest risk into account.

               Liquidity represents the institution’s ability to meet present and future financial obligations.  Liquid assets include cash, interest bearing deposits with banks, federal funds sold, investments and loans maturing within one year.  The Company’s funding requirements are supplied from a range of traditional sources, including various types of demand deposits, money market accounts, certificates of deposit and short-term borrowings.  Federal Home Loan Bank (“FHLB”) advances are utilized as funding sources by the Company.  At September 30, 2002, there was $96,000 in FHLB advances outstanding.  The Company has a warehouse line of credit collateralized by first mortgage loans amounting to $75,000, which expires February 19, 2003.  The Company has no reason to believe this arrangement will not be renewed.  The Bank had no outstanding warehouse advances at September 30, 2002 and 2001, respectively.

               The Company had  Federal Funds purchased from correspondent institutions in the amount of $14,665 and $ 10,464 at September 30, 2002 and 2001, respectively.  The Company had securities sold under repurchase agreements in the amount of $19,000 at both September 30, 2002 and 2001.  The Company has lines of credit with other correspondent banks of $37,348.

               Management seeks to ensure adequate liquidity to fund loans and meet the Company’s financial requirements and opportunities.  To provide liquidity for current, ongoing and unanticipated needs, the Company maintains federal funds sold, and a portfolio of debt securities.  The Company also structures and monitors the flow of funds from debt securities and from maturing loans.  Securities are generally purchased to provide a source of liquidity.  Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a net amount in a separate component of stockholders’ equity until realized.  Securities are composed of governmental or quasi-governmental agencies, municipal bonds, preferred stocks and bonds of corporations with investment grade ratings.

               The Company’s financial position at September 30, 2002 reflects liquidity and capital levels that management believes are currently adequate to fund anticipated future business expansion.  In addition, its capital ratios are in excess of required regulatory minimums for a well capitalized institution.  The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance, and changing competitive conditions and economic forces.  The adequacy of the Company’s capital is reviewed by management on a ongoing basis.  Management seeks to maintain a capital structure that will assure an adequate level of capital to support anticipated asset growth and to absorb potential losses.

               The following table presents the amounts of the Company’s interest sensitive assets and liabilities that mature or reprice in the periods indicated.

	September 30, 2002 Maturing or Repricing (Dollars in thousands)

	Within 3 months	4-12 Months	1-5 Years	Over 5 Years	Total

Interest-Earning Assets:
Investment securities	$20,471	$29,464	$45,131	$36,932	$131,998
Loans	277,473	24,395	92,380	26,998	421,246
Interest bearing deposits	236	—	—	—	236
Other interest-earning assets	64,392	—	—	—	64,392

Total interest-earning assets	362,572	53,859	137,511	63,930	617,872

Interest-Bearing Liabilities
Deposits
Demand and savings (1)	51,127	—	17,068	—	68,195
Time deposits, $100,000 and over	1,781	1,981	6,202	180	10,144
Other time deposits	163,543	125,247	66,241	10,909	366,120
Other interest-bearing liabilities	33,665	2,000	94,000	—	129,665
Capital-debt securities	5,000	—	—	8,200	13,200

Total interest-bearing liabilities	255,116	129,228	183,691	19,289	587,324

Period Gap	$107,456	$(75,369)	$(46,180)	$44,641	$30,548

Cumulative Gap	$107,456	$32,087	$(14,093)	$30,548

Ratio cumulative gap to total interest-earning assets	17.39%	5.19%	-2.28%	4.94%

(1) Management has determined that interest checking, money market (except those generated by ebanking) and savings accounts are not sensitive to changes in related market rates and, therefore, have been placed in the 1-5 years category.

               The capital adequacy standards are based on an established minimum for Tier 1 Risk-Based Capital, Risk-Based Capital and the Tier 1 Leverage Ratio.  The following table summarizes regulatory capital ratios for the Company and its subsidiary at September 30, 2002.

	Required Ratio	Resource Bankshares	Resource Bank

Tier 1 risk-based	4.00%	8.88%	9.23%
Total risk-based	8.00%	10.62%	10.25%
Tier 1 leverage	4.00%	6.38%	6.66%

               The Company and the Bank are in full compliance with all relevant regulatory capital requirements and are categorized by regulatory authorities as well capitalized.

               The effect of changing prices on financial institutions is typically different from other industries as the Company’s assets and liabilities are monetary in nature.  Interest rates are significantly impacted by inflation, but neither the timing nor the magnitude of the changes are directly related to price level indices.  Impacts of inflation on interest rates, loan demand and deposits are reflected in the Company’s financial statements.  Management believes that the mortgage banking operations provide somewhat of a natural interest rate hedge.  The Company is in an asset sensitive position in the short term.  When loan interest rates decline, the Company’s earnings will be negatively impacted but the mortgage operation’s volume should increase.  The reverse should occur in rising interest rate markets.

CRITICAL ACCOUNTING POLICIES

The Company’s policies are described in detail in Note 2 of the Consolidated Financial Statements in the 2001 Annual Report. The Company’s most complex accounting policies require management’s judgment to ascertain the valuation of assets, liabilities, commitment and contingencies. The Company has established detailed policies and control procedures that are intended to ensure valuation methods are well controlled and applies consistently from period to period. In addition, these policies and procedures are intended to ensure that the processes for changing methodologies occur in an appropriate manner.  The following is a brief description of the Company’s current accounting policies involving significant management valuation judgments.

Allowance for Loan Losses. A loan is considered impaired, based on current information and events, if it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the present values of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral.

The adequacy of the allowance for loan losses is periodically evaluated by the Bank, in order to maintain the allowance at a level that is sufficient to absorb probable credit losses. Management’s evaluation of the adequacy of the allowance is based on a review of the Bank’s historical loss experience, known and inherent risks in the loan portfolio, including adverse circumstances that may affect the ability of the borrower to repay interest and/or principal, the estimate value of collateral, and an analysis of the levels and trends of delinquencies, charge-offs, and risk ratings of the various loan categories. Such factors as the level and trend of interest rates and the condition of the national and local economies are also considered. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for losses on loans. Such agencies may require the Bank to recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

The allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. Increases and decreases in the allowance due to charges in the measurement of impaired loans, if applicable, are included in the provisions for loan losses. Loans continue to be classified as impaired unless they are brought fully current and the collection of scheduled interest and principal is considered probable.

When a loan or portion of a loan is determined to be uncollectible, the portion deemed uncollectible is charged against the allowance and subsequent recoveries, if any, are credited to the allowance.

Estimates of Fair Value. The estimation of fair value is significant to a number of the Company’s assets, including funds advanced in settlement of mortgage loans, available for sale investment securities, commercial real estate mortgage servicing rights, and other real estate owned, as well as assets and liabilities associated with derivative financial instruments. These are all recorded at either fair value or at the lower of cost or fair value.  Fair values can bee volatile and may be influenced by a number of factors, including market interest rates, prepayment speeds and discount rates.

The fair values for most available for sale investment securities are based on quoted market prices. If quoted market prices are not available, fair values are based on the quoted prices of similar instruments. The fair values of funds advanced in settlement of mortgage loans are recorded at the lower of cost or fair market value, while the fair values of commercial real estate mortgage servicing rights are based on discounted cash flow analysis. The fair values of other real estate owned are typically determined based on appraisals by third parties, less estimated costs to sell.  The fair values of derivative financial instruments are estimated based on current market quotes.

Availability of Budgets and Related Financial Information

               On an ongoing basis, the Company’s management prepares and updates one year and five year forward looking budgets and financial plans.  This information is prepared by management for the purpose of assessing current business, economic and monetary conditions and the likely impact of those conditions on the Company’s future business, results of operations and financial condition.  These budgets and financial plans are used by management to assist with decisions related to, among other matters, asset and liability management, capital resource allocation and loan loss projections.  Upon prior request, this budgetary and financial information is available for review by any current or potential shareholder.

               Any current or potential shareholder that obtains this information from the Company should be aware that the budgetary and financial data necessarily includes certain projections with respect of the potential future financial performance of the Company.  The assumptions and estimate underlying the projections are inherently uncertain and, though considered reasonable by the Company, are subject to significant business, economic and competitive uncertainties and contingencies, all of which are difficult to predict and many of which are beyond the control of the Company.  Accordingly, there can be no assurance that the projected results will be realized.  The Company’s actual results in the future will vary from the projected results, and those variations may be material.  In addition, management is not under any obligation to update its budgets and financial plans, even in the event the assumptions or estimated underlying the information are shown to be in error.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

               Market Risk Management

               The Company’s primary market risk exposure is interest rate risk.  Fluctuations in interest rates will impact both the level of interest income and interest expense and the market value of the Company’s interest earning assets and interest earning liabilities.  There were no material changes in the Company’s market risk management strategy, as stated in the Company’s 2001 Annual Report, during the first nine months of 2002.

Item 4.    Controls and Procedures

(a)           Within the 90-day period prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act filings.

(b)           There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect its internal controls subsequent to the date the Company carried out its evaluation.

PART II           OTHER INFORMATION

Item 1.      Legal Proceedings

               Resource Mortgage, a division of the Bank, historically has used facsimiles to disseminate product and interest rate information to mortgage brokers on a nationwide basis.  These types of business communications are consistent with traditional industry practice because obtaining time sensitive information is critical in order for mortgage brokers to obtain the best possible interest rates for their customers.

               On March 8, 2002, Cohen & Malad, LLP, an Indianapolis, Indiana law firm acting as plaintiff, filed a class action complaint in the Circuit/Superior Court of Marion County, Indiana against the Company and the Bank.  The suit alleges that the Bank violated the Telephone Consumer Protection Act, or TCPA, by sending unsolicited advertisements by facsimile without obtaining prior express invitation or permission to send the facsimiles. The Company believes that the facsimile allegedly received by the plaintiff was transmitted by a third party fax service provider retained by the Bank.  Subsequently, the Company was dismissed as a party to the litigation but the lawsuit is still pending against the Bank.

               The suit seeks certification of a class action to pursue statutory claims by recipients of unsolicited facsimiles and seeks monetary damages.  Under the TCPA, recipients of unsolicited fax advertisements are entitled to damages of $500 per fax for inadvertent violations of the TCPA and treble damages for willful violations.  Because the Bank’s mortgage division often uses third party fax service providers to disseminate product and interest rate information, the Bank has not yet been able to determine the number of faxes sent during the relevant class period.  However, the Company expects the number to be significant.

               The Bank is defending the lawsuit vigorously and has filed initial briefs and motions with  the court.  The court will not establish a trial date until ruling on dispositive motions.  Initially, the Bank has filed a motion to dismiss the lawsuit on the grounds that the TCPA is unconstitutional.  The motion to dismiss asserts that the TCPA is unconstitutional on several grounds, including violation of the First Amendment right to free commercial speech and violation of Eighth Amendment due process rights in connection with the TCPA’s penalty provisions. The most recent federal court case addressing the constitutionality of the TCPA found the Act to be an unconstitutional prohibition on commercial speech.  However, this ruling is on appeal and other federal courts addressing the issue have held that the TCPA is constitutional.

               The Bank is asserting additional constitutional and other defenses in the litigation.  In particular, the Bank intends to contest vigorously class certification on the grounds that individual issues surrounding each facsimile preclude class certification.  However, the Bank believes that courts in Marion County, Indiana recently have granted class certifications in other class action lawsuits filed under the TCPA.  The Bank does not yet know whether the factual claims underlying these class action lawsuits are similar or dissimilar to the litigation to which the Bank is a party.  If appropriate, the Bank also will explore vigorously possible causes of action against the fax service provider that transmitted the facsimile allegedly received by the plaintiff in the lawsuit.

               The Bank has insurance coverage for any litigation costs associated with the lawsuit, including attorneys’ fees and expenses, subject to a policy limit of $3 million.

               Because the Bank intends to defend the lawsuit vigorously, and because that defense includes the filing of various dispositive motions that will require court rulings in advance of a trial, the Bank cannot predict when the lawsuit will be resolved.   In addition, because the plaintiff and the Bank will have the opportunity to appeal the trial court’s rulings on these dispositive motions, it is likely that the lawsuit will remain pending for the foreseeable future.

Item 4.    Submission of Matters to a Vote of Security Holders

             None.

Item 6.    Exhibits and Reports on Form 8-K

             99.1   Certification under section 906 of Sarbanes-Oxley Act of 2002.

SIGNATURES

               In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RESOURCE BANKSHARES CORPORATION

/s/ LAWRENCE N. SMITH

Lawrence N. Smith Chief Executive Officer
Date:	November 12, 2002

/s/ ELEANOR J. WHITEHURST

Senior Vice President & Chief Financial Officer
Date:	November 12, 2002

CERTIFICATIONS

          I, Lawrence N. Smith, Chief Executive Officer, certify that:

          1.           I have reviewed this quarterly report on Form 10-Q of Resource Bankshares Corporation;

          2.           Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3.           Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

          4.           The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.           The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

          6.           The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	/s/ LAWRENCE N. SMITH

Lawrence N. Smith

          I, Eleanor J. Whitehurst, Chief Financial Officer, certify that:

          1.           I have reviewed this quarterly report on Form 10-Q of Resource Bankshares Corporation;

          2.           Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3.           Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

          4.           The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.           The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

          6.           The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	/s/ ELEANOR J. WHITEHURST

Eleanor J. Whitehurst