Form 10-K
period 2002-12-31
RESOURCE BANKSHARES CORP
filed 2003-03-27
CIK 1065002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 001-14319

RESOURCE BANKSHARES CORPORATION

(Exact name of Registrant as specified in its charter)

Virginia	54-1904386

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3720 Virginia Beach Blvd., Virginia Beach, Virginia	23452

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 757-463-2265

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

The aggregate market value of voting stock held by non-affiliates of the registrant based on the closing sale price on March 6, 2003 as reported in The Wall Street Journal, was  $ 71,353,238. For the purpose of the foregoing calculation only, directors and executive officers of the registrant have been deemed affiliates.

The number of shares outstanding of the registrant’s common stock as of March 6, 2003: 3,979,167

Documents Incorporated by Reference

In accordance with General Instruction G(3) of Form 10-K, the information called for in Part III is incorporated by reference from the Company’s Proxy Statement to be filed no later than April 30, 2003, in connection with the Company’s 2003 Annual Meeting of Shareholders.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. ☐

PART I

          In addition to historical information, the following discussion contains forward looking statements that are subject to risks and uncertainties that could cause the Company’s actual results to differ materially from those anticipated. These forward looking statements include, but are not limited to, statements regarding the Company’s management of credit risk, credit policies generally, allowances for loan losses, and the affect of  interest rates on the Company’s profitability. Several factors, including the local and national economy and the demand for residential mortgage loans, could have a material affect on the Company’s anticipated results. Readers are cautioned not to place undue reliance on these forward looking statements, which reflect management’s analysis only as of the date of this document.

Item 1.  Business

          Resource Bankshares Corporation, (the “Company”), a Virginia corporation, was established in 1998 and is headquartered in Virginia Beach, Virginia. The Company was capitalized on July 1, 1998 as the result of a share exchange with Resource Bank (the “Bank”), a Virginia state chartered bank. In the share exchange, the shareholders of Resource Bank exchanged each of their shares of common stock for two shares of the Company’s common stock, and Resource Bank became a wholly owned subsidiary of the Company. The Company conducts virtually all its business through Resource Bank. The bank markets its financial services to individuals, small to medium-sized businesses and professional firms located in the three largest metropolitan areas in Virginia—Greater Hampton Roads, northern Virginia and Greater Richmond.

          The Bank opened for business September 1, 1988. After four years of initial losses the Bank was recapitalized, and a new management team and new Board of Directors took control January 1, 1993. In June 1999, Resource Bank opened a banking office in Chesapeake, Virginia and in February 2000 the bank opened a banking office in Newport News, Virginia. Additionally, at the end of 2001 the bank transformed its loan production office in Richmond, Virginia, which was opened in May 1995, into a full-service banking office. During 2001, the Company finished construction and moved into its new northern Virginia regional office located in Herndon, Virginia, on Elden Street, a main business thoroughfare in the Dulles corridor. The Bank opened its sixth full service banking office in Virginia Beach, Virginia in December 2002.

          The Bank serves customers throughout Virginia, providing banking services primarily to individuals and businesses located in Hampton Roads in southeast Virginia, Fairfax County in northern Virginia and in the greater Richmond metropolitan area. The Bank markets its services to consumers, small to medium sized businesses and professional people and emphasizes personal relationship banking. A full range of services is offered including checking and savings accounts, certificates of deposit and charge cards, as well as services typically associated with larger banks, such as sweep account capacity, automatic reconcilement, and corporate credit cards. The Bank is a Preferred Lender under the Small Business Administration (SBA) program in both the Richmond, Virginia and Washington, DC SBA districts and ranked second in loan volume (48 loans totaling $15.7 million) in the Richmond district in fiscal year 2002.

          The Company’s primary sources of revenue are interest income and fees, which the Company earns by lending and investing funds held on deposit. Because loans generally earn higher rates of interest than investments, the Company seeks to employ as much of its deposit funds as possible in the form of loans to individuals, businesses, professionals and other organizations. In the interest of liquidity, however, portions of the Company’s deposits are maintained in cash, government securities, deposits with other financial institutions, and overnight loans of excess reserves, known as federal funds sold, to large correspondent banks. The revenue that the Company earns, before deducting overhead expenses, is essentially a function of the amount of its loans and deposits, as well as the profit margin, or interest spread, and fee income which can be generated on the loans.

          Furthering the expansion strategy related to its mortgage operation, the Company completed several acquisitions in 2000 and 2001 and entered into a joint venture in 2000. In February 2001, the Bank acquired the operating assets of Atlantic Mortgage and Investment Company, a company that specializes in commercial loan originations, placements and servicing in the mid-Atlantic region of the United States. In 2000, the year prior to this acquisition, Atlantic closed over $99 million in mortgage loans. In addition, the Bank acquired the operating assets of First Jefferson Mortgage Corporation, a Virginia based residential mortgage loan origination company, in March 2001. In 2000, the year prior to this acquisition, First Jefferson closed over $250 million in mortgage loans. The Company also acquired two title abstract and real estate closing agency companies: PRC Title, LLC, in May of 2001; and CW and Company of Virginia, in June 2000. Additionally, during August 2000, Resource Service Corporation, the Bank’s wholly-owned non-operating subsidiary, entered into a joint venture with Financial Planners’ Mortgage Company, Inc. by forming Financial Planners Mortgage, LLP, a limited partnership which participates in residential one to four family loan production. These acquisitions and the joint venture have expanded the scope of mortgage services the Company markets, and the Company believes have enhanced its mortgage operation. In May 2002, the Company established Virginia Financial Services LLC, a limited liability company which provides management consulting services. The company holds a 49% interest in Virginia Financial Services.

Average Balances, Interest Income and Expenses, and Average Yields and Rates

The following table sets forth average balances of total interest earning assets and total interest bearing liabilities for the periods indicated, showing the average distribution of assets, liabilities, stockholders’ equity and the related income, expense and corresponding weighted-average yields and costs.

	Year ended December 31

	2002			2001			2000

	Average Balance(1)	Income/ Expense	Yield/ Rate(2)	Average Balance(1)	Income/ Expense	Yield/ Rate(2)	Average Balance(1)	Income/ Expense	Yield/ Rate(2)

	(Dollars in thousands)
Assets
Interest Earning Assets:
Securities (3)	$129,953	8,725	6.71%	$92,626	7,079	7.64%	$48,012	3,870	8.06%
Loans (4)	393,588	23,137	5.88%	306,802	22,148	7.22%	263,110	22,821	8.67%
Interest bearing deposits in other banks	3,080	51	1.66%	9,791	366	3.74%	8,487	537	6.33%
Other earning assets (5)	57,800	4,272	7.39%	45,596	3,523	7.73%	16,227	1,561	9.62%

Total interest earning assets	584,421	36,185	6.19%	454,815	33,116	7.28%	335,836	28,789	8.57%
Non-interest earning assets:
Cash and due from banks	8,087			5,946			5,025
Premises and equipment	9,742			6,943			3,392
Other assets	17,451			12,504			8,828
Less: Allowance for loan losses	(4,124)			(3,718)			(3,083)

Total non-interest earning assets	31,156			21,675			14,162

Total Assets	$615,577			$476,490			$349,998

Liabilities and Stockholders’ Equity
Interest Bearing Liabilities:
Interest bearing deposits:
Demand/MMDA accounts	$70,242	1,303	1.86%	120,288	5,065	4.21%	$67,844	4,053	5.97%
Savings	4,643	66	1.42%	4,465	140	3.14%	14,618	631	4.32%
Certificates of deposit	335,383	12,115	3.61%	243,807	13,299	5.45%	200,137	12,296	6.14%

Total interest bearing deposits	410,268	13,484	3.29%	368,560	18,504	5.02%	282,599	16,980	6.01%
FHLB advances and other borrowings	130,731	4,808	3.68%	51,904	2,276	4.39%	19,625	1,156	5.89%
Capital debt securities	14,384	1,133	7.88%	9,666	879	9.09%	9,200	839	9.12%

Total interest bearing liabilities	555,383	19,425	3.50%	430,130	21,659	5.04%	311,424	18,975	6.09%
Non-interest bearing liabilities:
Demand deposits	24,049			16,386			16,407
Other liabilities	6,778			5,722			4,623

Total liabilities	30,827			22,108			21,030
Stockholders’ equity	29,367			24,252			17,544

Total liabilities and stockholders’ equity	$615,577			$476,490			$349,998

Interest spread (6)			2.69%			2.24%			2.48%
Net interest income/net interest margin (7)		$16,760	2.87%		$11,457	2.52%		$9,814	2.92%

(1)	Average balances are computed on daily balances and Management believes such balances are representative of the operations of the Company.
(2)	Yield and rate percentages are all computed through the annualization of interest income and expenses versus the average balance of their respective accounts.
(3)	Tax equivalent basis. The tax equivalent adjustment to net interest income was $387 thousand, $424 thousand and $377 thousand for the years ended December 31, 2002, 2001 and 2000, respectively.
(4)	Non-accrual loans are included in the average loan balances, and income on such loans is recognized on a cash basis.
(5)	Consists of funds advanced in settlement of loans.

(6)	Interest spread is the average yield earned on earning assets, less the average rate incurred on interest bearing liabilities.
(7)	Net interest margin is net interest income, expressed as a percentage of average earning assets.

          As the largest component of income, net interest income represents the amount that interest and fees earned on loans and investments exceeds the interest costs of funds used to support these earning assets. The relative levels, rates and mix of earning assets and interest-bearing liabilities determine net interest income.

          For the year ended December 31, 2002, net interest income on a tax equivalent basis was $16.8 million, an increase of approximately $5.3 million, or 46.3% over $11.5 million for the same period in 2001. Average interest earning assets increased $129.6 million from 2001 to 2002 while average interest bearing liabilities increased  $125.3 million.  The yield on average interest earning assets for the year ended December 31, 2002 was 6.19% compared with 7.28% for the comparable 2001 period. The 2002 yield on loans was 5.88% compared to 7.22% in 2001. The cost on average interest bearing liabilities decreased one hundred and fifty four basis points during 2002 to 3.50%, compared to 5.04% during 2001.

          Net interest income for the year-ended December 31, 2001 increased 17.3%, or  $1.6 million over 2000.  Average interest earning assets increased $119.0 million from 2000 to 2001 while average interest bearing liabilities increased $75.3 million.  The yield on average interest earning assets for the year ended December 31, 2001 was 7.28% compared with 8.57% for the comparable 2000 period.  The 2001 yield on loans was 7.22%, compared to 8.67% in 2000.  The cost on average interest bearing liabilities decreased one hundred and five basis points during 2001 to 5.04%, compared to 6.09% during 2000.

          The Company’s net interest margin is sensitive to the loan origination volume of the mortgage banking division. Loans originated by the mortgage banking division are sold on a servicing released basis, in the secondary mortgage market. Each mortgage loan originated is sold when the borrower locks-in the interest rate on the loan. However, Resource Bank does retain a small percentage of loans originated for its own permanent portfolio. When the volume of mortgage loan originations increases, typically in a declining interest rate environment, “funds advanced in settlement of mortgage loans” increase. This balance sheet item represents funds advanced to close mortgage loans, pending delivery of the loans to the loan purchaser. Until a mortgage loan is transferred to the purchaser, the Company receives interest on the loan at the note rate. Funds advanced in settlement of mortgage loans are financed to a large extent with short-term borrowings and short-term certificates of deposit.  Thus, as funds advanced in settlement of mortgage loans increase, a corresponding increase in net interest income occurs. The average balance of funds advanced in settlement of mortgage loans was $57.8 million for the year ended December 31, 2002, compared to $45.6 million in the year ended December 31, 2001 and  $16.2 million in the year ended December 31, 2000.

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

          During the period of June 1999 through May 2000, the Federal Reserve Bank increased interest rates six times, raising short-term rates by 150 basis points.  Since June 2000, the Federal Reserve Bank has decreased rates twelve times, lowering short-term rates by 525 basis points to 1.25%.  Market interest rates have generally seen corresponding declines, with the prime lending rate decreasing to 4.25%, and the cost of interest bearing deposits declining more than 500 basis points since June 2000. Decreases in rates generally promote economic growth and increase borrowing activities, while increases in rate tend to slow economic growth and reduce borrowing activities.

	Year Ended December 31

	2002 compared to 2001 Increase (Decrease) Due to Changes in:			2001 compared to 2000 Increase (Decrease) Due to Changes in:			2000 compared to 1999 Increase (Decrease) Due to Changes in:

	Volume	Rate	Net	Volume	Rate	Net	Volume	Rate	Net

	(Dollars in thousands)
Interest Income:
Securities (2)	$2,586	$(940)	$1,646	$3,420	$(211)	$3,209	$2,065	$337	$2,402
Loans (1)	6,473	(4,735)	1,738	5,727	(4,438)	1,289	3,964	798	4,762
Interest bearing deposit in other banks	(174)	(141)	(315)	74	(245)	(171)	145	99	244

Total (2)	$8,885	$(5,816)	$3,069	$9,221	$(4,894)	$4,327	$6,174	$1,234	$7,408

Interest Expense:
Interest bearing deposits	$1,909	$(6,929)	$(5,020)	$4,618	$(3,094)	$1,524	$3,782	$2,161	$5,943
FHLB advances and other Borrowing	3,533	(747)	2,786	1,788	(628)	1,160	608	(12)	596

Total	$5,442	$(7,676)	$(2,234)	$6,406	$(3,722)	$2,684	$4,390	$2,149	$6,539

Increase (decrease) in net interest income	$3,443	$1,860	$5,303	$2,815	$(1,172)	$1,643	$1,784	$(915)	$869

(1)	Loans include funds advanced in settlement of loans.
(2)	Tax equivalent basis.

Interest Rate Sensitivity Analysis

          Management evaluates interest rate sensitivity through the use of an asset/liability management-reporting model on a periodic basis and then formulates strategies regarding asset generation and pricing, funding sources and pricing, and off-balance sheet commitments in order to decrease sensitivity risk. These strategies are based on management’s outlook regarding interest rate movements, the state of the regional and national economies and other financial and business risk factors. In addition, the Company establishes prices for deposits and loans based on local market conditions and manages its securities portfolio under policies that incorporate interest rate risk tolerances.

          The following table presents the amounts of the Company’s interest sensitive assets and liabilities that mature or re-price in the periods indicated.

	December 31, 2002 Maturing or Repricing

(Dollars in thousands)	Within 3 Months	4-12 Months	1-5 Years	Over 5 Years	Total

Interest-Earning Assets:
Investment securities	$40,165	$14,732	$49,656	$25,288	$129,841
Loans	275,725	42,126	88,646	26,247	432,744
Interest bearing deposits	2,147	—	—	—	2,147
Other interest-earning assets	111,113	—	—	—	111,113

Total interest-earning assets	429,150	56,858	138,302	51,535	675,845

Interest-Bearing Liabilities:
Deposits
Demand and savings (1)	47,538	—	18,302	—	65,840
Time deposits, $100,000 and over	2,672	4,816	2,773	—	10,261
Other time deposits	95,617	127,353	92,964	100,024	415,958
Other interest-bearing liabilities	41,347	2,000	94,000	—	137,347
Capital debt securities	8,000	—	—	8,200	16,200

Total interest-bearing liabilities	195,174	134,169	208,039	108,224	645,606

Period Gap	$233,976	$(77,311)	$(69,737)	$(56,689)	$30,239

Cumulative Gap	$233,976	$156,665	$86,928	$30,239

Ratio cumulative gap to total Interest-earning assets	34.62%	23.18%	12.86%	4.47%

(1)

Management has determined that interest checking, money market (except those generated by e-banking) and savings accounts are not sensitive to changes in related market rates and, therefore, have been placed in the 1-5 years category.

          The results of the rate sensitivity analysis for 2002 show that the Company had $234.0 million more in assets than liabilities subject to repricing within three months or less and was, therefore, in an asset sensitive position.

          The cumulative gap at the end of one year was  $156.7 million, an asset-sensitive position. Approximately $317.9 million, or 73.5% of the total loan portfolio, matures or re-prices within one year or less. An asset-sensitive institution’s net interest margin and net interest income generally will be impacted favorably by rising interest rates, while that of a liability sensitive institution generally will be impacted favorably by declining rates.

          Increases and decreases in the Company’s mortgage banking income (which consists primarily of gains on sales of mortgage loans) tend to offset decreases and increases in the net interest margin. In a climate of lower or declining interest rates, mortgage-banking income tends to increase as refinancing activity leads to an increase in mortgage loan originations. In a climate of rising or higher interest rates decreases in mortgage loan originations lead to a corresponding decrease in mortgage banking income.

Investment Portfolio

          The following tables present certain information on the Company’s investment securities portfolio:

	Securities Available for Sale (1)

	2002	2001	2000

	(Dollars in thousands )
U. S. Government Agencies	$4,074	$59,505	$14,918
State and Municipal	—	12,888
Federal Reserve Bank Stock	957	867	673
Federal Home Loan Bank Stock	5,250	4,240	1,560
Corporate Bonds	—	2,720
Preferred Stock	9,494	33,311	1,043
Other	1,416	1,104	123

	$21,191	$114,635	$18,317

(1) Carried at fair value

	Securities Held to Maturity (2)

	2002	2001	2000

U. S. Government Agencies	$62,258	$—	$28,664
State and Municipal	13,154	—	15,969
Corporate Bonds	2,098	—	7,201
Preferred Stock	31,140	—	11,970

	$108,650	$—	$63,804

(2)  Carried at cost, adjusted for amortization of premium or accretion of discount using the interest method.

          Gross unrealized losses on securities available for sale were $109 thousand at December 31, 2002, $1.4 million at December 31, 2001 and $339 thousand at December 31, 2000 and gross unrealized gains were $87 thousand, $1.2 million and $25 thousand at December 31, 2002, 2001 and 2000, respectively.

          At December 31, 2002, gross unrealized gains and losses on securities held to maturity were $3.4 million and $50 thousand, respectively. At December 31, 2001 there were no securities in the held to maturity category.  At December 31, 2000, gross unrealized gains and losses on securities held to maturity were $1.5 million and $1.3 million respectively.

          The following table presents information on the maturities and weighted average yields of the Company’s investment securities at December 31, 2002. The weighted average yields are calculated on the basis of book value of the investment securities and on the interest income of the investments adjusted for amortization of premium and accretion of discount.

	December 31, 2002

	Held to Maturity			Available for Sale

	Amortized Cost	Fair Value	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield

U.S. Government agencies
Within one year	$—	$—		$—	$—
After one year to five years	—	—		—	—
After five years through ten years	4,535	4,794	6.22%	—	—
After ten years	57,723	59,276	6.62%	4,063	4,074	3.75%

Total	62,258	64,070	6.59%	4,063	4,074	3.75%

State and municipals:
Within one year	—	—		—	—
After one year to five years	—	—		—	—
After five years through ten years	—	—		—	—
After ten years	13,154	14,037	5.57%	—	—

Total	13,154	14,037	5.57%	—	—

Other securities:
Within one year	—	—		—
After one year to five years	—	—		—
After five years through ten years	—	—		—
After ten years	33,238	33,892	8.24%	9,492	9,494	4.56%

Total	33,238	33,892	8.24%	9,492	9,494	4.56%

Total debt securities	108,650	111,999	6.97%	13,555	13,568	4.32%
Equity and others	—	—		7,658	7,623	4.91%

Total securities	$108,650	$111,999	6.97%	$21,213	$21,191	4.53%

Loan Portfolio

          The table below classifies loans, net of unearned income, by major category and percentage distribution at the dates indicated:

	December 31,

	2002		2001		2000		1999		1998

Description	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage

	(Dollars in thousands)
Commercial	$96,807	22.37%	$77,705	22.53%	$68,274	23.66%	$77,507	30.32%	$68,569	36.37%
Real estate—construction	122,839	28.39	86,283	25.01	72,395	25.09	68,076	26.63	44,607	23.66
Commercial real estate	158,954	36.73	125,193	36.29	98,844	34.26	64,158	25.09	42,483	22.53
Residential real estate	49,176	11.36	51,888	15.04	44,817	15.53	41,554	16.25	28,702	15.22
Installment and consumer	4,968	1.15	3,867	1.12	4,183	1.45	4,375	1.71	4,163	2.21

Total	$432,744	100.00%	$344,936	100.00%	$288,513	100.00%	$255,671	100.00%	$188,522	100.00%

          Commercial business loans totaled $96.8 million, or 22.4% of the Bank’s loan portfolio at December 31, 2002. These loans are typically made on the basis of the borrower’s ability to make repayment from cash flow from its business and are secured by business assets, such as commercial real estate, accounts receivable, equipment and inventory.

          Real estate loans (commercial and residential real estate and residential construction loans) amounted to $331.0 million, or 76.5% of the loan portfolio at December 31, 2002. Commercial real estate loans typically involve larger loan balances concentrated with single borrowers or groups of related borrowers and payment experience is typically dependent on the successful operation of a business or real estate project.  Residential real estate loans generally carry lower credit risk and smaller balances and are made on the basis of the borrowers’ ability to make repayment from their personal income. Residential construction lending often involves larger loan balances with single borrowers, with repayment typically dependent upon completion and sale of the subject property(s).

          Consumer or installment loans totaled $5.0 million, and accounted for less than 2% of the Bank’s loan portfolio at December 31, 2002.  Consumer loans include home improvement loans, automobile loans and unsecured lines of credit.

Maturity Schedule of Loans

          The table below presents information regarding the maturity of loans at December 31, 2002:

	One Year or less	Over one through Five Years	Five Years or more	Total

	(Dollars in thousands )
Commercial	$37,272	$32,844	$26,691	$96,807
Real estate – construction	98,714	24,009	116	122,839
Commercial real estate	49,630	60,611	48,713	158,954
Residential real estate	9,148	16,574	23,454	49,176
Installment and consumer loans	2,820	2,042	106	4,968

	$197,584	$136,080	$99,080	$432,744

Non-performing Assets

          Whenever the accrual of interest is stopped, previously accrued but uncollected income is reversed.  Thereafter, interest is recognized only as cash is received.  The loan is reinstated to an accrual basis after it has been brought current as to principal and interest under the contractual terms of the loan.  As of December 31, 2002, 2001, and 2000, non-accrual loans amounted to $505,699,  $536,000, and $1,015,000, respectively.

	December 31,

	2002	2001	2000	1999	1998

	(Dollars in thousands)
Non-accrual loans	$506	$536	$1,015	$473	$533
Loans contractually past due 90 days or more and still accruing	302	1,086	320	270	412
Troubled debt restructuring	—	—	—	—	—

Total non-performing loans	808	1,622	1,335	743	945
Other real estate owned	—	43	—	31	647

Total non-performing assets	$808	$1,665	$1,335	$774	$1,592

Total nonperforming assets to total loans	0.19%	0.48%	0.46%	0.30%	0.84%
Total nonperforming assets to total assets	0.11%	0.29%	0.33%	0.25%	0.68%

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

          The provisions for loan loss taken for the years ended December 31, 2002, 2001 and 2000 were $1,550,000, $195,000 and  $1,100,000, respectively. A significant increase in the provision for loan loss in 1999 was primarily the result of credit problems with an affiliated group of borrowers in our asset based lending program. This related group of borrowers defaulted on a series of loans secured by receivables, which resulted in our large loan loss in 1999. When the Company exited the asset based lending program in 2000, the Company took an additional provision for loan losses of $1.1 million to account for the risks associated with unresolved accounts. By the end of 2000, our exit from the program was complete and only $396,000 in additional loan charge-offs related to the asset based lending program were made during the year. As a result of these better than expected loss results, the Company was able to take a less than normal provision of $195,000 in 2001 to maintain an adequate allowance. The increase in 2002 was based on a significant increase in the loan portfolio.

          The following table presents the Bank’s loan loss experience for the periods indicated:

	Year Ended December 31,

	2002	2001	2000	1999	1998

	(Dollars in thousands)
Allowance for loan losses at
Beginning of period	$3,697	$3,521	$2,686	$2,500	$2,573
Loans charged off:
Commercial	(278)	(203)	(228)	(4,436)	(126)
Real Estate	(—)	(109)	(156)	(84)	(141)
Consumer	(1)	(44)	(11)	(6)	(20)

Total	(279)	(356)	(395)	(4,526)	(287)
Recoveries of loans previously charged off:
Commercial	40	202	124	35	1
Real Estate	—	134	5	7	40
Consumer	1	1	1	3	23

Total	41	337	130	45	64

Net loans charged off	(238)	(19)	(265)	(4,481)	(223)
Provision for loan losses	1,550	195	1,100	4,667	150

Allowance for loan losses end of period	$5,009	$3,697	$3,521	$2,686	$2,500

Average total loans (net of unearned income)	$393,588	$306,802	$263,110	$217,598	$168,271
Total loans (net of unearned income) at period-end	$432,744	$344,936	$288,513	$255,671	$188,522
Ratio of net charge-offs to average Loans	.06%	.01%	.10%	2.06%	0.13%
Ratio of provision for loan losses to average loans	.39%	.06%	.42%	2.14%	0.09%
Ratio of provision for loan losses to net charge-offs	651.26%	1,026.32%	415.09%	104.15%	67.26%
Allowance for loan losses to period-end Loans	1.16%	1.07%	1.22%	1.05%	1.33%
Allowance to nonperforming assets	619.93%	222.04%	263.75%	347.03%	157.04%

          In establishing the allowance for loan losses, in addition to the factors described above, the Company considers the following risk elements in the loan portfolio:

•

Construction lending often involves larger loan balances with single borrowers. Construction loans involve risks attributable to the fact that loan funds are advanced upon the security of the home under construction, which is of uncertain value prior to the completion of construction. If there is a default, the Company may be required to complete and sell the home.

•

Commercial real estate loans typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. Additionally, the payment experience on loans secured by income producing properties is typically dependent on the successful operation of a business or a real estate project and thus may be subject to a greater extent to adverse conditions in the real estate market or in the economy generally. Many of the Company’s real estate loans have personal endorsements as additional security.

•

Consumer loans entail risks, particularly in the case of consumer loans which are unsecured, such as lines of credit, or secured by rapidly depreciable assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy laws, may limit the amount which the Company can recover on these types of loans. These loans may also give rise to claims and defenses by a consumer loan borrower against an assignee of such loan, and a borrower may be able to assert against the assignee claims and defenses, which it has against the seller of the underlying collateral.

•

Commercial business loans typically are made on the basis of the borrower’s ability to make repayment from cash flow from its business and are secured by business assets, such as commercial real estate, accounts receivable, equipment and inventory. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself. Further, the collateral for commercial business loans may depreciate over time and cannot be appraised with as much precision as residential real estate.

          In determining the allowance for loan losses, the Company analyzes the loan portfolio and classifies individual loans which display certain elements of weakness as substandard, doubtful or loss. All loans and/or borrowing relationships in excess of $100,000 are reviewed on a quarterly basis; lesser amounts are evaluated as a group unless they are not performing. Loans classified as substandard receive an allowance allocation of 10% of principal outstanding; doubtful 50%; and loss 100%, as prescribed by bank regulators. The unallocated component of the allowance represents the results of analyses that estimate probable losses inherent in the loan portfolio which are not addressed in the allowance allocated for classified and/or non-performing loans, including evaluations of industry and regional concentrations, economic conditions and historical loss rates. This method estimates the amounts of probable losses in the loan portfolio. In addition, industry standards and bank regulatory bodies dictate a minimum allowance for loan losses of 1% of total loans. The Company’s board of directors has mandated a minimum level for the allowance for loan losses of 1% of total loans excluding funds advanced in settlement of mortgage loans; and during periods of rapid loan growth, the allowance is targeted for levels of between 1% and 1.2% of total loans excluding funds advanced in settlement of mortgage loans.

Deposits

          The table below presents average deposits and average rates paid, by major category, at the dates indicated:

	2002		2001		2000

	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate

	(Dollars in thousands)
Interest-bearing deposits
Demand/MMDA accounts	$70,242	1.86%	$120,288	4.21%	$67,844	5.97%
Savings	4,643	1.42%	4,465	3.14%	14,618	4.32%
Certificates of deposit	335,383	3.61%	243,807	5.45%	200,137	6.14%

Total interest bearing deposits	410,268	3.29%	368,560	5.02%	282,599	6.01%
Non interest bearing deposits	24,049	—	16,386	—	16,407	—

Total average deposits	$434,317	3.11%	$384,946	4.81%	$299,006	5.68%

          The following table is a summary of time deposits of $100,000 or more by remaining maturities at December 31, 2002:

	Amount	Percent

	(Dollars in thousands )
Three months or less	$2,672	26.56%
Three to twelve months	4,816	47.86%
Over twelve months	2,773	25.58%

Total	$10,261	100.00%

Short Term Borrowings

          The following table sets forth consolidated short-term borrowings.  These borrowings represent advances to the Bank by the Federal Home Loan Bank of Atlanta and are secured by Federal Home Loan Bank stock, investment securities and first mortgage loans and federal funds purchased and securities sold under agreements to repurchase.  During 2002, the Bank purchased federal funds on an unsecured basis for up to thirty consecutive days from a correspondent bank.

	Years Ended December 31,

	2002	2001	2000

	(Dollars in thousands )
Balance at period end	$43,347	$36,500	$7,546
Average balance during period	$40,856	$16,871	$7,030
Average rate	2.25%	3.35%	6.37%
Maximum outstanding during period	$76,133	$57,433	$23,246

Return on Equity and Assets

          The following table sets forth ratios for the Company considered to be significant indicators of the Company’s profitability and financial condition during the periods indicated:

	Return in Equity and Assets

	2002	2001	2000

Return on average assets	1.03%	0.95%	1.21%
Return on average equity	21.55%	18.73%	24.13%
Dividend payout ratio	29.02%	32.21%	26.92%
Average equity to average asset ratio	4.77%	5.09%	5.01%
Tier I leverage ratio	6.64%	6.88%	6.69%
Tier I risk-based	8.34%	9.49%	8.74%

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

Supervision and Regulation of Resource Bankshares

          General Banking Regulation.    Resource Bankshares is a bank holding company within the meaning of the Bank Holding Company Act of 1956 and the Virginia Banking Act. As a bank holding company, Resource Bankshares is required to file with the Federal Reserve periodic reports and information regarding its business operations and those of Resource Bank. Resource Bankshares also must provide the Virginia Bureau of Financial Institutions with information regarding itself and Resource Bank. Resource Bankshares and Resource Bank also are examined by the Federal Reserve and by the Virginia Bureau of Financial Institutions.

          A bank holding company is required to obtain prior approval from the Federal Reserve before acquiring control of substantially all the assets of any non-affiliated bank or more than 5% of the voting shares of any bank it does not already own, or before it merges or consolidates with another institution or engages in any business other than banking or managing, controlling or furnishing services to banks and other subsidiaries, and a limited list of activities closely related to or incidental to banking. Similarly, approval of the Virginia Bureau of Financial Institutions is required for certain acquisitions of other banks and bank holding companies. The Federal Reserve will approve the ownership by a bank holding company of shares in a company engaged in activities determined by order or regulation to be so closely related to banking or to managing or controlling banks as to be a proper incident thereto. In other words, regulatory involvement, and frequently approval, is required if the Company engages in non-banking activities.

          Resource Bankshares would be compelled by the Federal Reserve to invest additional capital in the event Resource Bank experiences either significant loan losses or rapid growth of loans or deposits. The Federal Reserve requires a bank holding company to act as a source of financial strength and to take measures to preserve and protect its bank subsidiaries.

          Holding Company Capital Guidelines.    As a bank holding company, the Company operates under the capital adequacy guidelines established by the Federal Reserve. Under the Federal Reserve’s current risk-based capital guidelines for bank holding companies, the minimum required ratio for total capital to risk weighted assets the Company is required to maintain is 8%, with at least 4% consisting of Tier 1 capital. Tier 1 capital consists of common and qualifying preferred stock, certain other qualifying instruments, and minority interests in equity accounts of consolidated subsidiaries, less goodwill and other intangible assets. These risk-based capital guidelines establish minimum standards, and bank holding companies generally are expected to operate well above the minimum standards. The Company may raise this capital with certain types of debt, and the Company may raise capital by selling company stock.

          Financial Modernization Legislation.    A bank holding company generally is restricted to activities related or incidental to banking. In the past, bank holding companies were specifically prohibited from engaging in the issue, flotation, underwriting, public sale, or distribution of third party securities. Limits also were placed on underwriting and selling insurance. The activities permissible to bank holding companies and their affiliates were substantially expanded by the Gramm-Leach-Bliley Act, which became effective in March 2000. This new act repeals the banking/securities industry anti-affiliation rules and permits the common ownership of commercial banks, investment banks, and insurance companies. Under this new law, a bank holding company can elect to be treated as a financial holding company, which may engage in any activity that the Federal Reserve determines is financial in nature. A financial holding company also may engage in any activity that is complementary to a financial activity and does not pose a substantial risk to the safety and soundness of the related depository institutions or the financial system generally.

          In order for a bank holding company to qualify as a financial holding company, all of its depository subsidiaries (i.e., banks and thrifts) must be well capitalized and well managed, and must meet their Community Reinvestment Act, or CRA, obligations, as explained below. The bank holding company also must declare its intention to become a financial holding company to the Federal Reserve and certify that it meets the requirements. Banks and thrifts acquired by a financial holding company within 12 months prior to the date on which the election is filed may be excluded from this test if they have less than a satisfactory CRA rating, but they must submit a plan to the applicable federal banking agency describing how the CRA rating will be brought into conformance.

          Financial holding company powers that are either specified in the statute or have been determined by the Federal Reserve to be financial in nature include the following:

•	underwriting insurance or annuities;
•	providing financial or investment advice;
•	underwriting, dealing in, or making markets in securities;
•	merchant banking, subject to limitations on size and capital restrictions;
•	insurance portfolio investing, subject to limitations; and
•	any other activities previously found to be closely related to banking by the Federal Reserve.

          The Act also establishes a system of functional regulation for financial holding companies and banks providing regulation of securities by the SEC and state securities regulators, regulation of futures by the Commodity Futures Trading Commission, and regulation of insurance activities by the state insurance regulators. Banks may sell title insurance only when specifically permitted under applicable state law.

          This new law also imposes new customer privacy requirements on financial institutions. Financial institutions generally are prohibited from disclosing customer information to non-affiliated third parties, unless the customer has been given the opportunity to object and has not objected to such disclosure. Financial institutions must disclose their specific privacy policies to their customers annually. Upon making such disclosure, there is no specific restriction on financial institutions disclosing customer information to affiliated parties. Financial institutions must comply with state law, however, if it protects customer privacy more fully than federal law.

          The new law also revises the present FHLB system, imposing new capital requirements on Federal Home Loan Banks and authorizing them to issue two classes of stock with differing dividend rates and redemption requirements.

          Effective March 8, 2002, Resource Bankshares became a “financial holding company” under the terms of this new law. The Company is unable to predict the impact of this new law on its competition or its operations at this time.

          Securities.    Resource Bankshares also must comply with the requirements of the Securities Exchange Act of 1934, or Exchange Act, which include the filing of annual, quarterly and other reports with the Securities and Exchange Commission, or SEC.

Supervision and Regulation of Resource Bank

          General.    Resource Bank is a state bank and member of the Federal Reserve System. The Federal Reserve and the Virginia Bureau of Financial Institutions regulate and monitor all significant aspects of Resource Bank’s operations. The Federal Reserve requires quarterly reports on Resource Bank’s financial condition, and both federal and state regulators conduct periodic examinations of the bank. The cost of complying with these regulations and reporting requirements can be significant. In addition, some of these regulations impact investors directly. For example, Resource Bank may pay dividends only out of its net undivided profits after deducting expenses, bad debts, losses, interest and taxes accrued, and contribution to capital necessary for the bank’s original capital to be restored. The Federal Reserve recommends that banks pay dividends only if the net income available to shareholders in the past year fully funds those dividends, and the expected rate of earnings retention is consistent with capital needs, asset quality, and overall financial condition. Regulatory restrictions on Resource Bank’s ability to pay dividends may adversely impact Resource Bankshares’ ability to pay dividends to its shareholders.

          As a member of the Federal Reserve, Resource Bank also will have to comply with rules that restrict preferential loans by the bank to “insiders,” require Resource Bank to keep information on loans to principal shareholders and executive officers, and prohibit certain director and officer interlocks between financial institutions. Resource Bank’s loan operations, particularly for consumer and residential real estate loans, are also subject to numerous legal requirements as are its deposit activities. In addition to regulatory compliance costs, these laws may create the risk of liability to Resource Bank for noncompliance.

          FDIC Insurance.    Resource Bank’s deposits are insured by the FDIC for a maximum of $100,000 per depositor. For this protection, Resource Bank pays a semi-annual statutory assessment and must comply with the rules and regulations of the FDIC. FDIC assessments can change, affecting Resource Bank’s costs, depending on the solvency of the banking industry as a whole. In addition, the cost of complying with FDIC rules and regulations may negatively impact Resource Bank’s profitability. For member banks like Resource Bank, the Federal Reserve has the authority to prevent the continuance or development of unsound and unsafe banking practices and to approve conversions, mergers and consolidations. Obtaining regulatory approval of these transactions can be expensive, time consuming, and ultimately may not be successful.

          Bank Capital Guidelines.    Federal bank regulatory authorities have adopted risk-based capital adequacy guidelines that redefine traditional capital ratios to take into account assessments of risks related to each balance sheet category, as well as off-balance sheet financing activities. This represents an effort to measure capital adequacy in a way that is more sensitive to the individual risk profiles of specific financial institutions. The risk-weighted asset base is equal to the sum of the aggregate dollar value of assets and certain off-balance sheet items (such as currency or interest rate swaps) in each of the four separate risk categories, multiplied by the risk weight assigned to each specific asset category. After the items in each category have been totaled and multiplied by the category’s risk factor, category totals are aggregated to derive the total risk-weighted assets, and the total adjusted capital base is divided by the total risk-weighted assets to derive a ratio.

          Under the Federal Reserve’s current risk-based capital guidelines for member banks, Resource Bank is required to maintain a minimum ratio of total capital to risk weighted assets of 8%, with at least 4% consisting of Tier 1 capital. Tier 1 capital consists of common and qualifying preferred stock, certain other qualifying instruments, and minority interests in equity accounts of consolidated subsidiaries, less goodwill and other intangible assets. In addition, the Federal Reserve requires its member banks to maintain a minimum ratio of Tier 1 capital to average total assets. This capital measure generally is referred to as the leverage capital ratio. The minimum required leverage capital ratio is 4% if the Federal Reserve determines that the institution is not anticipating or experiencing significant growth and has well-diversified risks—including no undue interest rate exposure, excellent asset quality, high liquidity and good earnings—and, in general, is considered a strong banking organization and rated Composite 1 under the Uniform Financial Institutions Rating Systems. If Resource Bank does not satisfy any of these criteria it may be required to maintain a ratio of total capital to risk-based assets of 10% and a ratio of Tier 1 capital to risk-based assets of at least 6%. Resource Bank would then be required to maintain a 5% leverage capital ratio. These regulations can impact Resource Bank by requiring it to hold more capital and thereby inhibit its ability to grow.

          USA Patriot Act of 2001.    In October 2001, the USA Patriot Act of 2001 was enacted in response to the terrorist attacks in New York, Pennsylvania and Washington, D.C. which occurred on September 11, 2001. The Patriot Act is intended to strengthen the ability of U.S. law enforcement agencies and the intelligence communities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations, including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

           Affiliate Transactions and Branching.    The Federal Reserve Act restricts loans, investments, asset purchases and other transactions between banks and their affiliates, including placing collateral requirements and requiring that those transactions are on terms and under conditions substantially the same as those prevailing at the time for comparable transactions with non-affiliates. Resource Bank may branch without geographic restriction in Virginia, and it may acquire branches or banks or merge across state lines in most cases.

          Community Reinvestment Act.    The Community Reinvestment Act of 1977, or CRA, requires that federal banking regulators evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those institutions. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Resource Bank received a “Satisfactory” CRA rating in its latest CRA examination.

          Other Regulation.    Resource Bank is subject to a variety of other regulations. State and federal laws restrict interest rates on loans, potentially affecting income. The Truth in Lending Act and the Home Mortgage Disclosure Act impose information requirements on Resource Bank in making loans. The Equal Credit Opportunity Act prohibits discrimination in lending on the basis of race, creed, or other prohibited factors. The Fair Credit Reporting Act governs the use and release of information to credit reporting agencies. The Truth in Savings Act requires disclosure of yields and costs of deposits and deposit accounts. Other acts govern confidentiality of consumer financial records, automatic deposits and withdrawals, check settlement, endorsement and presentment, and disclosure of cash transactions exceeding $10,000 to the Internal Revenue Service.

Employees

          At December 31, 2002 the Company had 303 full time and 34 part time employees in its banking and mortgage operations. None of its employees is represented by any collective bargaining unit, and the Company believes relations with its employees are good.

Executive Officers

          Lawrence N. Smith joined Resource Bank in December 1992 and served as its President and Chief Executive Officer until the formation of Resource Bankshares in 1998, at which time he was appointed its President and Chief Executive Officer. Mr. Smith continues to serve as the Chief Executive Officer of Resource Bankshares and Resource Bank. He has served as a director of Resource Bankshares since its inception in 1998 and as a director of Resource Bank since 1992. Mr. Smith has over 20 years of experience with United Virginia Bank/Seaboard National and United Virginia Bank—Eastern Region, predecessor to Crestar Bank—Eastern Region. From 1973 until May 1983, Mr. Smith was President of United Virginia Bank and also served on major committees of its holding company, United Virginia Bankshares, Inc., the predecessor of Crestar Bankshares, Inc. He retired from United Virginia Bank in May 1983. Mr. Smith formed Essex Financial Group, Inc., a financial holding company, in May 1983. Mr. Smith serves on the boards of directors of Empire Machinery and Supply Corporation, a Norfolk based supplier of industrial products and General Foam Plastics Corp., a Norfolk based manufacturer of plastic products, and previously served on the board of Heilig-Meyers Corporation, a national furniture retailer that filed for bankruptcy protection in August 2000.

          T. A. Grell, Jr. has been President of Resource Bankshares since November 2001 and President and Chief Operating Officer of Resource Bank since December 1998. Mr. Grell has also served as a director of Resource Bankshares and Resource Bank since October 2000. From 1984 until joining Resource Bank, he was a senior officer at Central Fidelity Bank, ultimately serving as Executive Vice President prior to Wachovia Bank’s acquisition of Central Fidelity. Mr. Grell has 30 years of experience in the banking industry.

          Harvard R. Birdsong, II has been an Executive Vice President of Resource Bankshares since October 2001 and an Executive Vice President of Resource Bank since June 2001 and continues to serve as the Chief Credit Officer of Resource Bank. Prior to accepting these positions, Mr. Birdsong served as a Senior Vice President of Resource Bankshares and a Senior Vice President and Chief Credit Officer of Resource Bank. Before joining Resource Bank in 1997, he was a Senior Credit Officer at Essex Savings Bank, FSB, where he was employed from 1984 through 1996. He has been employed in the banking industry for 31 years.

          Debra C. Dyckman has been an Executive Vice President of Resource Bankshares since October 2001 and an Executive Vice President of Resource Bank since June 2001. Prior to accepting these positions, Ms. Dyckman had served as a Senior Vice President of Operations and Secretary of Resource Bank since 1992 and of Resource Bankshares since its inception in 1998. Ms. Dyckman has been in banking for 31 years and serves on the Board of Trustees of Cape Henry Collegiate School.

          James M. Miller has been an Executive Vice President of Resource Bankshares since October 2001 and an Executive Vice President of Resource Bank since June 2001. Mr. Miller served as President of Resource Bank’s northern Virginia region from 1997 until August 2001, and as a Senior Vice President of Resource Bankshares until October 2001. Mr. Miller was President of Eastern American Bank, FSB prior to its merger with Resource Bank in December 1997. He is active in civic affairs and has 22 years experience in banking and finance.

          Eleanor J. Whitehurst has been a Senior Vice President and Chief Financial Officer of Resource Bank since 1992 and of Resource Bankshares since its inception in 1998. She has more than 31 years of experience in the banking industry.

Item 2.          Properties

          The leases covering the Company’s banking facilities are long-term with renewal provisions designed to assure that the Company will be able to operate in these facilities for the foreseeable future. Details of the leases may be reviewed in the notes to consolidated financial statements that accompany this Form 10-K. The leases covering loan production offices are generally terminable with very short notice. The Company owns the three-story office building in Herndon, Virginia from which its northern Virginia operations are conducted. Additionally, the Company owns a four acre parcel of land in Virginia Beach, Virginia for which the Company is currently evaluating the best use.

Item 3.          Legal Proceedings

          Resource Mortgage, a division of the Bank, historically has used facsimiles to disseminate product and interest rate information to mortgage brokers on a nationwide basis. The facsimile form of business communication is consistent with traditional industry practice because obtaining time sensitive information is critical in order for mortgage brokers to obtain the best possible interest rates for their customers.

          On March 8, 2002, Cohen & Malad, LLP, an Indianapolis, Indiana law firm acting as plaintiff, filed a class action complaint in the Circuit/Superior Court of Marion County, Indiana against the Company and the Bank. The suit alleges that the Bank violated the Telephone Consumer Protection Act, by sending unsolicited advertisements by facsimile without obtaining prior express invitation or permission to send the facsimiles. The Company believes that the facsimile allegedly received by the plaintiff was transmitted by a third party fax service provider retained by the Bank. Subsequently, the Company was dismissed as a party to the litigation but the lawsuit is still pending against the Bank.

          The suit seeks certification of a class action to pursue statutory claims by recipients of unsolicited facsimiles and seeks monetary damages. Under the TCPA, recipients of unsolicited fax advertisements are entitled to damages of $500 per fax for inadvertent violations of the TCPA and $1,500 per fax for knowing or willful violations. Because the Bank’s mortgage division often uses third party fax service providers to disseminate product and interest rate information, the Bank has not yet been able to determine the number of faxes sent during the relevant class period. However, the Company expects the number to be significant.

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

Item 4.          Submission of Matters to a Vote of Security Holders

          No matters were submitted to the Company’s shareholders for a vote during the fourth quarter of 2002.

PART II

Item 5.          Market for Registrant’s Common Stock and Related Stockholder Matters

          The Company’s common stock is listed on the Nasdaq National Market (“Nasdaq/NM”) under the symbol “RBKV”.  The high and low closing sales prices of the Company’s common stock during 2002 and 2001, and information concerning dividends paid on the Company’s common stock, are set forth in the following table.

	High	Low	Cash Dividend Paid

2002
Fourth Quarter	$22.21	$19.00	$0.14
Third Quarter	20.99	17.65	0.14
Second Quarter	20.29	18.15	0.14
First Quarter	19.65	18.00	0.14
2001
Fourth Quarter	$18.18	$14.50	$0.12
Third Quarter	17.99	14.50	0.12
Second Quarter	16.00	14.00	0.12
First Quarter	16.50	10.13	0.12

          Approximately 800 shareholders of record held the Company’s 3,979,167 common shares outstanding at March 6, 2003.

          The Company has declared and paid cash dividends for the past 20 fiscal quarters. The Company’s dividend payout ratio during this period has ranged from approximately 14.5% to 33.3%. Currently, the board of directors targets a dividend payout ratio in a range of 25% to 35% of after-tax earnings. The Company will not pay any dividends to shareholders if, after making such dividends, the Company would be undercapitalized under federal or state banking regulations. Additionally, declarations of dividends are at the discretion of the board of directors.

          Federal banking law does not permit the Company, without prior regulatory approval, to pay a dividend if the total of all of the dividends declared in any calendar year exceeds the total  net profits for that year combined with retained net profits of the preceding two calendar years, less any required transfers to surplus or to a fund for the retirement of any preferred stock. Additionally, the Company depends on dividends received from the Bank to provide funding for future dividends, if any, on the Company’s common stock. As a banking corporation organized under Virginia law, the Bank’s ability to pay dividends is generally limited to the amount of its retained earnings. As of December 31, 2002, the Bank could pay the Company up to $10.3 million in dividends without having to obtain prior regulatory approval.

          The Federal Reserve recommends that banking organizations pay dividends only if the net income available to shareholders in the past year fully funds those dividends and the expected rate of earnings retention is consistent with capital needs, asset quality and overall financial condition. The Company’s dividend policy complies with this recommendation.

The following chart sets forth information regarding the Company’s stock based equity compensation plans.

Equity Compensation Plan Information

	(a)		(b)	(c)

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	519,647	(1)	$11.40	123,921	(2)
Equity compensation plans not approved by security holders	––		––	––

Total	519,647	(1)		123,921	(2)

(1) Consists entirely of shares of common stock underlying previously granted stock options that have not been exercised. All of these options were granted pursuant to the Company’s stock incentive plans.

(2) Represents shares available for future issuance under the Company’s stock incentive plans.

Item 6.          Selected Consolidated Financial Data

          The following consolidated summary sets forth selected financial data for the Company and its subsidiaries for the periods and at the dates indicated.  The following summary is qualified in its entirety by the Company’s financial statements included as part of this Form 10-K.

	Years Ended December 31

	2002	2001	2000	1999	1998

	(Dollars in thousands, except per share data )
Income Statement Data:
Gross interest income	$35,798	$32,692	$28,413	$21,381	$19,746
Gross interest expense	19,425	21,659	18,975	12,435	11,336
Net interest income	16,373	11,033	9,437	8,946	8,410
Provision for loan losses	1,550	195	1,100	4,667	150
Net interest income after provision for loan losses	14,823	10,838	8,337	4,279	8,260
Non-interest income	24,176	20,144	11,890	6,811	7,943
Non-interest expense	30,312	24,521	14,109	12,168	11,565
Income (loss) before income taxes (benefit)	8,687	6,461	6,118	(1,078)	4,638
Income taxes (benefit)	2,358	1,918	1,886	(387)	1,591
Net income (loss)	6,329	4,543	4,233	(691)	3,047
Per Share Data (1):
Net income (loss) (2)	$2.05	$1.57	$1.63	$(.27)	$1.24
Cash dividends paid	.56	.48	.42	.40	.24
Book value at period end	10.63	9.27	7.50	6.25	7.18
Tangible book value at period end	10.43	9.03	7.47	6.25	7.18
Period-End Balance Sheet Data:
Total assets	$715,167	$564,850	$404,494	$306,690	$233,460
Total loans (net of unearned income)	432,744	344,636	288,513	255,671	188,522
Total deposits	516,449	411,504	330,645	260,469	206,219
Long-term debt	94,000	66,000	30,300	14,500	5,300
Stockholders’ equity	32,167	28,779	19,672	15,870	17,789
Performance Ratios
Return (loss) on average assets	1.03%	0.95%	1.21%	(.25)%	1.27%
Return (loss) on average stockholders’ equity	21.55%	18.73%	24.13%	(3.90)%	18.19%
Average stockholders’ equity to average total assets	4.77%	5.09%	5.01%	6.51%	6.96%
Net interest margin (3)	2.87%	2.52%	2.92%	3.42%	3.62%
Earnings to fixed charges
Excluding interest expense	1.15x	3.03x	4.03x	.24x	5.55x
Including interest expense	1.30x	1.30x	1.32x	.91x	1.41x
Asset Quality Ratios
Net charge-offs to average loans	.06%	.01%	.10%	2.06%	.13%
Allowance to period-end loans	1.16%	1.07%	1.22%	1.04%	1.33%
Allowance to non-performing loans	619.93%	227.93%	263.75%	361.51%	264.55%
Non-accrual loans to loans	0.12%	0.16%	0.35%	0.19%	0.28%
Non-performing assets to loans and foreclosed properties	0.19%	0.48%	0.46%	0.30%	0.84%
Risk-based capital ratios
Tier 1 capital	8.34%	9.49%	8.74%	8.20%	9.23%
Total capital	10 .58%	10 .44%	10 .75%	9.24%	10 .48%
Leverage capital ratio	6.64%	6.88%	6.69%	7.19%	7.52%
Total equity to total assets	4.50%	5.09%	4.86%	5.17%	7.62%

(1) All per share figures have been adjusted to reflect a two-for-one stock split on July 1, 1998.
(2) Net income per share is computed using the weighted average outstanding shares.
(3) Net interest margin is calculated as tax-equivalent net interest income divided by average earning assets and represents the Company’s net yield on its earning assets.

Item 7.          Management’s Discussion and  Analysis of Financial Condition and Results of Operations

     In addition to historical information, the following discussion contains forward looking statements that are subject to risks and uncertainties that could cause the Company’s actual results to differ materially from those anticipated.  These forward looking statements include, but are not limited to, the effect of interest rates on the Company’s profitability, and the adequacy of the Company’s allowance for future loan losses.  Several factors, including the Virginia and national economies and the demand for residential mortgage loans may adversely affect the Company’s ability to achieve expected results.  Readers are cautioned not to place undue reliance on these forward looking statements, which reflect management’s analysis only as of the date of this Report.

     The following discussion should be read in conjunction with the Financial Statements and Notes thereto included as Exhibit 99.1 of this Form 10-K.

Results of Operations and Financial Condition

     The Company had net income of $6,329,218 for 2002, $4,542,621 for 2001, and $4,232,730 for 2000.  This constituted net basic earnings per common share of $2.05 for 2002, $1.57 for 2001, and $1.63 for 2000.   With the dilutive effect of common stock equivalents, earnings per common share were $1.93 for 2002, $1.49 for 2001, and $1.56 for 2000.

     In regard to business segment reporting, the Company’s mortgage banking operations generated net income before taxes of  $2,613,605 for 2002, $2,330,003 for 2001, and $673,990 for the year ended December 31, 2000.

     At December 31, 2002, 73.5% of total loans were due in one year or less.  Floating rate loans with maturities of one year or less represented 64.4 % of total loans, and the remainder of loans had fixed rates.

     Average loans, net of unearned income, to average deposits were 90.6%, 79.7%, and 88.0% in 2002, 2001 and 2000, respectively.

Net Interest Income

     Net interest income, before provision for loan losses, increased by 48.4% in 2002 over 2001 to $16,372,532 and 16.9% in 2001 over 2000 to $11,032,769.  The 2002 increase in net interest income was closely proportionate with the increase in average earning assets and interest bearing liabilities during 2002.  During 2002, due to the continued expansion of the Bank’s commercial lending activities, average loans increased 28.3% to $393,587,920.  Due to the competitive pricing of the Company’s deposit products, average total deposits increased 12.8% to $434,317,197.  Average funds borrowed from the Federal Home Loan Bank and correspondent banks increased by 151.9% to $130,730,405 in 2002.  As part of its mortgage banking operations, funds advanced on behalf of investor banks in settlement of mortgage loans increased 26.8% to $57,799,922 in 2002.  Average securities increased 40.3% to $129,952,513 and average interest bearing deposits in other banks decreased 68.5% to $3,080,503 in 2002.

     For a historical analysis of net interest income, see the table entitled “Average Balances, Interest Income and Expenses, and Average Yields and Rates” in Part I - Item 1. of this Form 10-K.  For an analysis of the potential for a change in interest rates to impact the ability of the Bank to generate future net interest income, see the table entitled “Maturing or Repricing” in Part I - Item 1. of this Form 10-K.  This is frequently referred to as the GAP analysis, which analyzes the difference between interest-sensitive assets and liabilities for the repricing/maturity periods indicated.  See also Item 7a of this Form 10-K for a discussion of interest rate sensitivity and market risk.

     As can be seen from the historical analysis and the GAP analysis, the Company is in an asset-sensitive position in the short term.  An asset-sensitive institution’s net interest margin and net interest income generally will be impacted favorably by rising interest rates, while that of a liability sensitive institution generally will be impacted favorably by declining rates.

     Increases and decreases in mortgage banking income, which consists primarily of gains on sales of mortgage loans, tend to offset decreases and increases in the net interest margin. In a climate of lower or declining interest rates, net interest margin will tend to decrease as the yield on interest earning assets decreases faster than the cost of interest bearing liabilities. Mortgage banking income, in contrast, tends to increase in times of lower or declining interest rates, as refinancing activity leads to an increase in mortgage loan originations. In a climate of rising or higher interest rates, the net interest margin will tend to increase, while a decrease in mortgage loan originations leads to a decrease in mortgage banking income.

Allowance for Loan Losses

     The ratio of net loans charged off to average loans outstanding was .06% in 2002, .01% in 2001, and .10% in 2000. The allowance for loan losses as a percentage of loans at year-end was 1.16%, 1.07%, and 1.22%, at December 31, 2002, 2001 and 2000, respectively.  The level of non-performing loans at year-end was $808,000, $1,622,000, and $1,335,000 at December 31, 2002, 2001 and 2000, or 0.19%, 0.48%, and 0.46% of total loans, respectively.

     Management made a provision for loan loss of $1,550,000 in 2002, $195,000 in 2001, and $1,100,000 in 2000. See “Summary of Loan Loss Experience” in Part I – Item 1 of this Form 10-K.

     In establishing the allowance for loan losses, management considers a number of factors, including loan asset quality, related collateral and economic conditions prevailing during the loan’s repayment.  In its loan policies, management has emphasized the borrower’s ability to service the debt, the borrower’s general creditworthiness and the quality of collateral.

     While management believes that the allowance is sufficient for the existing loan portfolio, there can be no assurances that an additional allowance for losses on existing loans may not be necessary in the future, particularly if economic conditions within the Company’s market areas were to deteriorate.

Potential Problem Loans

     At December 31, 2002, the Company had $505,699 in non-accrual loans, a decrease of 5.6% from December 31, 2001.  Non-accrual loans consisted of eight individual credits and the total was less than one half of one percent of total loans. The Company had $302,266 in loans past due 90 days or more that were still accruing at December 31, 2002. Management believes that the loans past due 90 days or more and still accruing are well secured and in the process of collection. In addition to loans on either non-accrual status or loans past due 90 days or more and still accruing, management had identified $2,283,709 of loans that have been internally classified. These loans require more than normal attention and are potentially problem loans.

     For the historical analysis of the Bank’s loan loss experience, see the table entitled “Summary of Loan Loss Experience” in Part I - Item 1. of this Form 10-K.

Non-interest Income and Non-interest Expenses

     Non-interest income in 2002 was $24,176,000, up 20.0% from $20,143,861 in 2001 due to the increased income derived from the residential mortgage banking operations and placement fees from the commercial mortgage operations.  Non-interest income in 2001 was up 69.4% from $11,890,068 in 2000.   Decreases in market interest rates in 2002 caused an increase of 17.9% in the residential mortgage market volume and a resultant increase of the Company’s mortgage banking income of 20.0% to $21,123,056.  Decreases in market interest rates during 2001 resulted in an increase of 144.5% in the 2001 residential mortgage market volume and a resultant increase of the Company’s mortgage banking income of 154.5% to $17,604,747.  Because of the uncertainty of future loan origination volume and the future level of interest rates, the Company may experience reductions in mortgage banking income in future periods. Service charge income decreased 2.2% to $634,281 and decreased 11.3% to $648,809 in 2002 and 2001, respectively.

     Total non-interest expense was $30,311,477, an increase of 23.6% from $24,520,801 in 2001 and an increase of 73.8% from $14,109,146 in 2000.  This increase was primarily the result of the acquisition of Atlantic Mortgage and Investment, a commercial mortgage company, and First Jefferson Mortgage Corporation, a residential mortgage company, late in the first quarter of 2001.  For the period ended December 31, 2002, a full year of expenses is

reflected for the businesses, whose operations have been consolidated with the Bank’s mortgage division.    The largest component of non-interest expense, salaries and employee benefits, increased 25.6% in 2002 to $20,464,002, increased 101.8% in 2001 to $16,289,407, and increased 19.8% in 2000 to $8,071,927.  This category comprised 67.5% of the Company’s total non-interest expense in 2002, 66.4% in 2001, and 57.2% in 2000   Occupancy expense increased to $1,742,135 in 2002 (up 9.9%) over 2001, and increased to $1,585,141 in 2001 (up 30.8%) over 2000 and increased to  $1,211,649 in 2000 (up 2.2%) over 1999.  Depreciation and equipment maintenance expense increased by 15.5% to $2,043,144 in 2002, increased 81.1% in 2001 to $1,768,822, and increased by 5.4% in 2000 to $976,982.  The 2001 depreciation and equipment maintenance expense increased as a result of the acquisitions of First Jefferson and Atlantic Mortgage while the 2000 depreciation and equipment maintenance expense increased as a result of the opening of the Newport News banking branch and establishing loan production offices in Newport News and Richmond. Outside computer service expense increased by 9.4% in 2002 to $888,896, increased by 56.6% in 2001 to $812,684, and increased by 6.9% in 2000 to $518,982.   Professional fees increased 65.7% in 2002, 46.6% in 2001, and decreased 16.1% in 2000.

     Federal Deposit Insurance Corporation (“FDIC”) premiums increased 7.8% in 2002, decreased 32.3% in 2001, and increased 68.7% in 2000. The decrease in 2001 was a result of the risk classification and related assessment rates.  As the result of the Bank’s previous merger with Eastern American Bank, a savings bank, in 1997, FDIC insurance premiums are assessed on the Bank’s deposit base on a pro rata basis whereby approximately 68 percent of the Bank’s deposits are subject to Bank Insurance Fund (“BIF”) rates, and approximately 32 percent of deposits are subject to Savings Association Insurance Fund (“SAIF”) rates.  This ratio of BIF and SAIF assessment rates was established at the time of merger, based on the relative sizes of the Bank and Eastern American Bank deposit bases at December 1, 1997.

     Stationery and supplies expense increased by 12.5% in 2002 to $767,195, increased 65.2% in 2001 to $681,761, and decreased by 16.9% in 2000 to $412,683.  Marketing and business development increased by 63.1% to $875,333 in 2002, increased 12.8% to $536,850 in 2001, and increased by 18.7% to $475,778 in 2000.  The 2002 increase is attributable to the Company’s branding and advertising campaign for both its banking and mortgage products and services, and increased investor relations activities.

     Other non-interest expenses increased by 16.4% in 2002 to $2,645,314, increased 13.1% in 2001 to $2,272,287, and increased by 34.8% in 2000 to $2,009,363.  The increases in 2002, 2001 and 2000 included impairment write downs of $386,000, $104,000 and 500,000, respectively, in the value of an other asset held by the Company.

Income Taxes

     Applicable income taxes on 2002 earnings amounted to $2,357,837, resulting in an effective tax rate of 27.1% . In 2001, income taxes on earnings amounted to $1,918,208, resulting in an effective tax rate of 29.7% and income taxes on 2000 earnings amounted to $1,885,689, resulting in an effective tax rate of 30.8%. These rates are lower than statutory rates as a result of a significant amount of tax-free municipals in the Bank’s security portfolio, as well as non taxable increases in the cash surrender value of officers life insurance..

Liquidity

     The Company’s funding requirements are supplied from a range of traditional sources, including various types of demand deposits, money market accounts, certificates of deposit and short-term borrowings.  Large certificates of deposit accounted for 2.0%, 2.5% and 2.0% of total deposits at December 31, 2002, 2001 and 2000, respectively.  Federal Home Loan Bank of Atlanta (“FHLB”) advances were also utilized as funding sources, with $105,000,000, $83,800,000 and $30,300,000 in such advances outstanding at December 31, 2002, 2001 and 2000, respectively.  Pursuant to the terms of a variable rate line of credit with the FHLB, the Bank may borrow up to 30% of the Bank’s assets. This FHLB credit facility has no expiration date, but is re-evaluated periodically to determine the Bank’s credit worthiness.  Additionally, the Bank has a warehouse line of credit collateralized by first mortgage loans, amounting to $75,000,000 and is renewable annually.  As of December 31, 2002, there was no balance drawn from this line of credit. Management has no reason to believe these arrangements will not be renewed.

     Management seeks to ensure adequate liquidity to fund loans and meet the Company’s financial requirements and opportunities. To provide liquidity for current, ongoing and unanticipated needs, the Company maintains federal funds sold, money market accounts and a portfolio of debt securities.  The Company also structures and monitors the flow of funds from debt securities and from maturing loans.   Securities are generally purchased to provide a source of liquidity. At December 31, 2002, the Company had $21,190,957, fair market value, in securities available-for-sale and $108,649,635, amortized cost, in securities  held-to-maturity.  Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a net amount in a separate component of stockholders’ equity until realized.  Securities are composed of governmental or quasi-governmental agencies, and investment grade preferred stocks and bonds of corporations. There were no federal funds sold to correspondent institutions at December 31, 2002, 2001 and 2000, respectively.

     In February 2003, the Company raised net proceeds of approximately $18 million through the sale of 918,373 shares of common stock in a public offering, at a price of $21.50 per share before underwriting discounts. The Company raised approximately $3,000,000 of additional capital in the fourth quarter of 2002 by offering 3,000 Trust Preferred Securities at a price of $1,000.00 per Security.  These securities bear a variable distribution rate per annum, reset quarterly, equal to LIBOR plus 3.45%, provided that the applicable interest rate may not exceed 12.5% through the interest payment date in November 2007. These securities have a mandatory redemption date of November 7, 2032, and are subject to varying call provisions at the option of the Company beginning November 7, 2007.

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

     In the second quarter of 2001, the Company raised net proceeds of approximately $6.4 million by issuing 500,000 shares of Common Stock at a public offering price of $14.00 per share before underwriting discounts. On July 9, 2001, the Company raised an additional $898,175 of net proceeds through the sale of 72,500 additional shares as part of the same offering.

     The Company raised approximately $9,200,000 of additional capital in the first quarter of 1999 by offering 368,000 Trust Preferred Securities at a price of $25.00 per Security.  The Securities feature a 9.25% coupon. The Company, in turn, purchased $7,350,000 of non-cumulative 9.25% Preferred Stock issued by the Bank during the course of 1999.  This Preferred Stock qualifies as Tier 1 capital for the Bank for regulatory purposes.  This additional Tier 1 capital provided the Bank with an increased loan to one borrower limitation, and the ability to continue to grow its balance sheet while maintaining its well-capitalized status. The Preferred Stock 9.25% coupon matches the coupon of the Trust Preferred Securities.  The Company repurchased and retired $1 million of these securities in the third quarter of 2002, leaving $8.2 million outstanding.

     The Company’s stock repurchase program was implemented in part to help offset the potential dilutive effect of stock options granted to the Company’s management as employment recruitment and retention perquisites. During 2002, 2001 and 2000, the Company repurchased 107,500, 92,866 and 7,176 shares of its common stock, respectively.

Critical Accounting Policies

          The accounting principles followed by the Company and the methods of applying these principles conform with generally accepted accounting principles and to general practices within the banking industry. The most critical accounting policies require management’s judgment to ascertain the valuation of assets, liabilities, commitments and contingencies. These policies require the use of subjective and complex estimates, assumptions and judgments, which are based on information available as of the date of the financial statements, that are important to the portrayal of the Company’s financial condition and results. Accordingly, as this information changes, the financial statements could reflect different estimates, assumptions and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and as such have a greater possibility of producing results that could be materially different than originally reported.

          The allowance for loan losses is established and maintained at levels deemed adequate by management to cover losses inherent in the loan portfolio, based upon evaluation of the risks in the portfolio and changes in the nature and volume of loan activity. Estimates for loan losses are determined by analyzing historical loan losses, current trends in delinquencies and charge-offs, the opinions of regulators, changes in the size and composition of the loan portfolio and industry data. The Company also considers the impact of economic events, the outcome of which are uncertain. While management uses the best information available in establishing the allowance, future adjustments may be necessary if economic conditions differ substantially from the assumptions used in making valuations, or if required by regulators based upon information available to them at the time of their examinations. Although management believes that the allowance for loan losses is adequate and properly recorded in the financial statements, differing economic conditions or alternate methods of estimation could result in materially different amounts of loan losses.

          As part of the Company’s funding strategy, derivative financial instruments are used to reduce exposure to changes in interest rates and market prices for financial instruments. All of these derivative financial instruments are interest rate swaps, which are designated as hedges for financial reporting purposes. The application of the hedge accounting policy requires judgment in the assessment of hedge effectiveness, and measurement of changes in the fair value of hedged items. Management believes that the techniques for addressing these judgmental areas are in accordance with generally accepted accounting principles and in line with industry practices in assessing hedge effectiveness. However, if in the future the derivative financial instruments in use no longer qualify for hedge accounting treatment and, consequently, the change in fair value of hedged items could not be recognized in earnings, the impact on consolidated results of operations and reported earnings could be significant. Management believes hedge effectiveness is evaluated properly in preparation of the Company’s financial statements. All of the derivative financial instruments used have active markets and indications of fair value can be readily obtained.

          The estimation of fair value is significant to a number of assets, including funds advanced in settlement of mortgage loans, available for sale investment securities, and other real estate owned, as well as assets and liabilities associated with derivative financial instruments. These are all recorded at either fair value or at the lower of cost or fair value. Fair values can be volatile and may be influenced by a number of factors, including market interest rates, prepayment speeds, discount rates and market conditions, among others. Since these factors can change significantly and rapidly, fair values are difficult to predict and are subject to material changes, which could impact the Company’s financial condition.

Recent Accounting Pronouncements

          The Financial Accounting Standards Board, or FASB, has issued FASB Issues Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others.” This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The FASB did not prescribe a specific approach for subsequently measuring the guarantor’s recognized liability over the term of the related guarantee. This interpretation also incorporates, without change, the guidance in FASB Interpretation No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others,” which is being superseded by this document. Certain guarantee arrangements are completely excluded from the scope of this interpretation and certain others are only excluded from the recognition and measurement provisions.

          The incremental disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The initial recognition and initial measurement provisions of this interpretation are applicable to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year end. The Company has conformed to the required disclosures in its December 31, 2002 financial statements, and must begin to recognize the fair value of guarantees issued or modified beginning January 1, 2003. The accounting followed by the guarantor on prior guarantees may not be changed to conform with the guidance in this interpretation. The Company does not expect this interpretation to have a material effect on its financial condition or results of operations.

Capital Resources and Adequacy

     The Federal Reserve Board, the FDIC and the Office of Thrift Supervision have issued substantially similar risk-based and leverage capital guidelines applicable to banking organizations they supervise. Due to the Bank’s capitalization, it is classified as “well capitalized”.

     The Company’s year-end capital-to-asset ratio was 4.50% at December 31, 2002, 5.09% at December 31, 2001 and 4.86% at December 31, 2000. The Company is also classified as “well-capitalized”.

     The capital adequacy standards are based on an established minimum for Risk-Based Capital, Tier 1 Risk-Based Capital and the Tier 1 Leverage Ratio.

     The following table summarizes the Company’s regulatory capital ratios at December 31, 2002.

	Required Ratio	Resource Bankshares	Resource Bank

Tier 1 risk-based	4.00%	8.34%	9.11%
Total risk-based	8.00%	10.58%	10.14%
Tier 1 leverage	4.00 to 5.00%	6.64%	7.27%

The Company is in full compliance with all relevant regulatory capital requirements.

Availability of Budgets and Related Financial Information

          On an ongoing basis, the Company’s management prepares and updates one year and five year forward-looking budgets and financial plans.  This information is prepared by management for the purpose of assessing current business, economic and monetary conditions and the likely impact of those conditions on the Company’s future business, results of operations and financial condition.  These budgets and financial plans are used by management to assist with decisions related to, among other matters, asset and liability management, capital resource allocation and loan loss projections.  Upon prior request, this budgetary and financial information is available for review by any current or potential shareholder.

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

Item 7a.          Quantitative and Qualitative Disclosures about Market Risk

     Management’s methodology to measure interest rate sensitivity includes an analysis of the potential gain or loss in future fair values of interest rate sensitive instruments. The Company’s analysis assumes a hypothetical 200 basis point instantaneous and parallel shift in the yield curve in interest rates. A present value computation is used in determining the effect of the hypothetical interest rate changes on the fair value of its interest rate sensitive instruments as of December 31, 2002. Computations of prospective effects of hypothetical interest rate changes are based on many assumptions, including relative levels of market interest rates, loan prepayments and deposit decay. They should not be relied upon as indicative of actual results. Further, the computations do not contemplate certain actions management could undertake in response to changes in interest rates. Certain shortcomings are inherent in this method of analysis. If market conditions vary from assumptions used in the calculation of present value, actual values may differ from amounts disclosed. However, if a hypothetical, parallel and instantaneous 200 basis point increase and decrease were experienced, net fair values of interest sensitive instruments would be decreased by $13,626,000 and decreased by $3,278,000, respectively. In addition, for the same parallel and instantaneous rate shocks, annualized net interest income would increase by $1,507,000 and decrease by $2,320,000 as the result of a respective 200 basis point increase and decrease in rates.

     This fair value analysis, performed for the Company by a third party vendor, tends to overstate interest rate risk within the Company’s balance sheet. The analysis assigns the contractual long-term maturity to mortgage loans within the funds advanced for settlement account. The Company generally holds such loans for less than 60 days, because the loans are pre-sold to third party purchasers when the individual borrowers lock in their interest rates. This extension of loan terms within this category of the Company’s balance sheet increases interest rate risk sensitivity calculated by the analysis.

     The analysis also does not include a forecast of loan and deposit volume changes due to the hypothetical 200 basis point interest rate change. In addition, anticipated increased volume in the Company’s mortgage banking operation from a 200 basis point decrease in rates is not included in the analysis. This expected volume increase in mortgage lending as the result of a decline in interest rates would positively impact the Company’s earnings.

     The standard algebraic formula for calculating present value is utilized. The calculation discounts the future cash flows of the Company’s portfolio of interest rate sensitive instruments to present value utilizing techniques designed to approximate current market rates for securities, current offering rates for loans, and the cost of alternative funding for the given maturity of deposits, and then assumes a 200 basis point instantaneous and parallel shift in these rates. The difference between these numbers represents the resulting hypothetical change in the fair value of interest rate sensitive instruments.

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

     Consolidated Balance Sheets - December 31, 2002 and 2001

     Consolidated Statements of Income - Years ended December 31, 2002, 2001 and 2000

     Consolidated Statements of Stockholders’ Equity - Years ended December 31, 2002, 2001 and 2000

     Consolidated Statements of Cash Flows - Years ended December 31, 2002, 2001 and 2000

     Notes to Financial Statements - December 31, 2002, 2001 and 2000

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

Item 10.     Directors and Executive Officers of the Registrant

Item 11.     Executive Compensation

Item 12.     Security Ownership of Certain Beneficial Owners and Management

Item 13.     Certain Relationships and Related Transactions

     In accordance with General Instruction G(3), the information called for in Part III, Items 10 through 13,  is incorporated by reference from the Company’s Proxy Statement to be filed no later than April 30, 2003 in connection with the Company’s 2003 Annual Meeting of Shareholders

Item 14.     Controls and Procedures

     (a)          Within the 90-day period prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Office and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act filings.

(b)

There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect its internal controls subsequent to the date the Company carried out its evaluation.

PART IV

Item 15.    Exhibits, Financial Statements, Schedules and Reports of Form 8-K

     (a)         The following documents are filed as part of this report:

     1.          The following consolidated financial statements of the Company as of December 31, 2002, 2001 and 2000 and for the years then ended, and the auditors’ report thereon are included in this Form 10-K as Exhibit 99.1:

Consolidated Financial Statements
Consolidated Balance Sheets – December 31, 2002 and 2002
Consolidated Statements of Income – Years Ended December 31, 2002, 2001 and 2000

Consolidated Statements of Stockholders’ Equity – Years Ended December 31, 2002, 2001 and 2000
Consolidated Statements of Cash Flows – Years Ended December 31, 2002, 2001 and 2000
Notes to Consolidated Financial Statements
Report of Independent Auditors

2.	Financial Statement Schedules – None.

3.	The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this Form 10-K and such Exhibit Index is incorporated herein by reference.

(b)	Reports on Form 8-K in quarter ended December 31, 2002: None
(c)	The exhibits on the accompanying Exhibit Index are filed or incorporated by reference as part of this Form 10-K and such Exhibit Index is incorporated herein by reference.
(d)	Financial Statements excluded from Annual Report pursuant to Rule 14a-3(b)- Not applicable.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RESOURCE BANKSHARES CORPORATION

/s/ LAWRENCE N. SMITH

Lawrence N. Smith President and Chief Executive Officer
Date: 3/27/2003

/s/ ELEANOR J. WHITEHURST

Eleanor J. Whitehurst Senior Vice President and Chief Financial Officer

Date: 3/27/2003

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Lawrence N. Smith and T. A. Grell, Jr., and each of them individually, as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

In accordance with Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ THOMAS W. H UNT

Thomas W. Hunt	Chairman of the Board	Date: 3/27/2003

/s/ LAWRENCE N. S MITH

Lawrence N. Smith	Chief Executive Officer (Principal Executive Officer) Director	Date: 3/27/2003

/s/ ELEANOR J. WHITEHURST

Eleanor J. Whitehurst	Senior Vice President Chief Financial Officer (Principal Financial and Accounting Officer)	Date: 3/27/2003

/s/ ALFRED E. ABIOUNESS

Alfred E. Abiouness	Director	Date: 3/27/2003

/s/ T. A. GRELL, JR.	President
	Director	Date: 3/27/2003
T.A. Grell, Jr.

/s/ L OUIS RAY JONES

Louis Ray Jones	Director	Date: 3/27/2003

/s/ ARTHUR RUSSELL KIRK

Arthur Russell Kirk	Director	Date: 3/27/2003

/s/ ELIZABETH A. TWOHY

Elizabeth A. Twohy	Director	Date: 3/27/2003

CERTIFICATIONS

          I, Lawrence N. Smith, Chief Executive Officer, certify that:

          1.          I have reviewed this annual report on Form 10-K of Resource Bankshares Corporation;

          2.          Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3.          Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4.          The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

          6.          The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003	/s/ LAWRENCE N. SMITH

Lawrence N. Smith

          I, Eleanor J. Whitehurst, Chief Financial Officer, certify that:

          1.          I have reviewed this annual report on Form 10-K of Resource Bankshares Corporation;

          2.          Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3.          Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4.          The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

          6.          The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003	/s/ ELEANOR J. WHITEHURST

Eleanor J. Whitehurst

Exhibit Index

Exhibit No.	Description

2.1

Amended and Restated Agreement and Plan of Merger, dated as of April 8, 1997 between Resource Bank and Eastern American Bank FSB. (Incorporated by reference to Resource Bank’s Proxy Statement previously filed with the Federal Reserve on June 24, 1997).

*

3.1	Amended and Restated Articles of Incorporation of Resource Bankshares Corporation. (Incorporated by reference to Registrant’s Form 10-Q previously filed with the Commission on August 11, 2000).	*

3.2	Amended and Restated Bylaws of Resource Bankshares Corporation. (Incorporated by reference to Registrant’s Form 10-Q previously filed with the Commission on May 14, 2002).	*

4.1

Certificate of Trust of Resource Capital Trust I. (Incorporated by reference to the Registrant’s Registration Statement on Form S-2, Commission File No. 333-70361, previously filed with the Commission on January 8, 1999).

*

4.1(a)	Specimen certificate representing shares of common stock. (Incorporated by reference to the Registrant’s Form 8-A, previously filed with the Commission on July 20, 1998)	*

4.2

Trust Agreement dated December 23, 1998 between Resource Bankshares Corporation and Wilmington Trust Company. (Incorporated by reference to the Registrant’s Registration Statement on Form S-2, Commission File No. 333-70361, previously filed with the Commission on January 8, 1999).

*

4.3

Form of Amended and Restated Declaration of Trust for Resource Capital Trust I. (Incorporated by reference to the Registrant’s Registration Statement on Form S-2, Commission File No. 333-70361, previously filed with the Commission on January 8, 1999).

*

4.4

Form of Junior Subordinated Indenture between Resource Bankshares Corporation and Wilmington Trust Company, as Trustee. (Incorporated by reference to the Registrant’s Registration Statement on Form S-2, Commission File No. 333-70361, previously filed with the Commission on January 8, 1999).

*

4.5

Form of Capital Security (included in Exhibit 4.3 above). (Incorporated by reference to the Registrant’s Registration Statement on Form S-2, Commission File No. 333-70361, previously filed with the Commission on January 8, 1999).

*

4.6

Form of Junior Subordinated Debt Security (included in Exhibit 4.4 above). (Incorporated by reference to the Registrant’s Registration Statement on Form S-2, Commission File No. 333-70361, previously filed with the Commission on January 8, 1999).

*

4.7

Form of Guarantee Agreement with respect to Trust Securities issued by Resource Capital Trust I. (Incorporated by reference to the Registrant’s Registration Statement on Form S-2, Commission File No. 333-70361, previously filed with the Commission on January 8, 1999).

*

4.8

Form of Escrow Agreement among McKinnon & Company, Inc., Resource Capital Trust I, Resource Bankshares Corporation and Wilmington Trust Company. (Incorporated by reference to the Registrant’s Registration Statement on Form S-2, Commission File No. 333-70361, previously filed with the Commission on January 8, 1999).

*

Exhibit No.	Description

4.9

Form of Capital Securities Subscription Agreement among Resource Capital Trust II, Resource Bankshares  Corporation and MM Community funding II, LTD, dated November 14, 2001 (Incorporated by reference to the Registrant’s Form 10-K previously filed with the Commission on March 29, 2002).

*

4.10

Form of Resource Capital Trust II Placement Agreement, among Resource Capital Trust II, Resource Bankshares Corporation and Sandler O’Neill & Partners, L.P., dated November 14, 2001 (Incorporated by reference to the Registrant’s Form 10-K previously filed with the Commission on March 29, 2002).

*

4.11

Form of Declaration of Trust of Resource Capital Trust II between Resource Bankshares Corporation and Wilmington Trust Company, dated November 7, 2001 (Incorporated by reference to the Registrant’s Form 10-K previously filed with the Commission on March 29, 2002).

*

4.12

Form of Amended and Restated Declaration of Trust – Resource Capital Trust II, dated November 28, 2001 (Incorporated by reference to the Registrant’s Form 10-K previously filed with the Commission on March 29, 2002).

*

4.13

Form of Guarantee Agreement dated November 28, 2001, with respect to the Capital Securities issued by Resource Capital Trust II (Incorporated by reference to the Registrant’s Form 10-K previously filed with the Commission on March 29, 2002).

*

4.14	Form of Capital Security Certificate (Incorporated by reference to the Registrant’s Form 10-K previously filed with the Commission on March 29, 2002).	*

4.15

Form of Common Securities Subscription Agreement, dated November 28, 2001, between Resource Capital Trust II and Resource Bankshares Corporation (Incorporated by reference to the Registrant’s Form 10-K previously filed with the Commission on March 29, 2002).

*

4.16	Form of Common Security Certificate (Incorporated by reference to the Registrant’s Form 10-K previously filed with the Commission on March 29, 2002).	*

4.17

Form of Indenture dated November 28, 2001 between Resource Bankshares Corporation and Wilmington Trust Company (Incorporated by reference to the Registrant’s Form 10-K previously filed with the Commission on March 29, 2002).

*

4.18

Form of Debenture Subscription Agreement, dated November 28, 2001, between Resource Bankshares Corporation and Resource Capital Trust II (Incorporated by reference to the Registrant’s Form 10-K previously filed with the Commission on March 29, 2002).

*

4.19	Form of Junior Subordinated Debt Security (Incorporated by reference to the Registrant’s Form 10-K previously filed with the Commission on March 29, 2002).	*

4.20

Form of Capital Securities Subscription Agreement among Resource Capital Trust III, Resource Bankshares Corporation and TPref Funding II, LTD, dated October 16, 2002. (Incorporated by reference to the Registrant’s Registration Statement on Form S-1, previously filed with the Commission on December 6, 2002).

*

Exhibit No.	Description

4.21

Form of Resource Capital Trust III Placement Agreement, among Resource Capital Trust III, Resource Bankshares Corporation and Bear, Stearns & Co. Inc. dated October 29, 2002, (Incorporated by reference to the Registrant’s Registration Statement on Form S-1, previously filed with the Commission on December 6, 2002).

*

4.22

Form of Amended and Restated Declaration of Trust – Resource Capital Trust III, dated October 29, 2002. (Incorporated by reference to the Registrant’s Registration Statement on Form S-1, previously filed with the Commission on December 6, 2002).

*

4.23

Form of Guarantee Agreement dated October 29, 2002, with respect to the Capital Securities issued by Resource Capital Trust III. (Incorporated by reference to the Registrant’s Registration Statement on Form S-1, previously filed with the Commission on December 6, 2002).

*

4.24	Form of Capital Security Certificate. (Incorporated by reference to the Registrant’s Registration Statement on Form S-1, previously filed with the Commission on December 6, 2002).	*

4.25

Form of Common Securities Subscription Agreement, dated October 29, 2002, between Resource Capital Trust III and Resource Bankshares Corporation. (Incorporated by reference to the Registrant’s Registration Statement on Form S-1, previously filed with the Commission on December 6, 2002).

*

4.26	Form of Common Security Certificate. (Incorporated by reference to the Registrant’s Registration Statement on Form S-1, previously filed with the Commission on December 6, 2002).	*

4.27

Form of Indenture dated October 29, 2002 between Resource Bankshares Corporation and Wells Fargo Bank, National Association. (Incorporated by reference to the Registrant’s Registration Statement on Form S-1, previously filed with the Commission on December 6, 2002).

*

4.28

Form of Debenture Subscription Agreement, dated October 29, 2002, between Resource Bankshares Corporation and Resource Capital Trust III. (Incorporated by reference to the Registrant’s Registration Statement on Form S-1, previously filed with the Commission on December 6, 2002).

*

4.29	Form of Junior Subordinated Debt Security. (Incorporated by reference to the Registrant’s Registration Statement on Form S-1, previously filed with the Commission on January 21, 2003).	*

10.1	Director’s Stock Option Agreement dated June 15, 1989. (Incorporated by reference to Registrant’s Form 10-KSB previously filed with the Federal Reserve on April 28, 1993).	*

10.2	Non-Employee Director Incentive Stock Option Plan dated June 15, 1989. (Incorporated by reference to Registrant’s Form 10-KSB previously filed with the Federal Reserve on April 28, 1993).	*

10.3

Lease Agreement dated November 1, 1990 by and between Birchwood Mall Associates and Resource Bank and letter dated November 12, 1992 from Resource Bank to Fleder, Caplan, Jaffee Associates to amend the lease. (Incorporated by reference to Registrant’s Form 10-KSB previously filed with the Federal Reserve on April 28, 1993).

*

Exhibit No.	Description

10.4	Resource Bank 1993 Long-Term Incentive Plan. (Incorporated by reference to Registrant’s Form 10-KSB previously filed with the Federal Reserve on March 22, 1994).	*

10.5	Resource Bank 1993 Long-Term Incentive Plan, First Amendment. (Incorporated by reference to Registrant’s Form 10-KSB previously filed with the Federal Reserve on March 30, 1995).	*

10.6

Lease Agreement dated September 22, 1994 by and between Resource Mortgage and A.R. Marketing, Inc. (Incorporated by reference to Registrant’s Form 10-KSB previously filed with the Federal Reserve on March 30, 1995).

*

10.7

Assignment of Lease dated February 28, 1994 with Resource Mortgage to Contract Publishing, Inc. (Incorporated by reference to Registrant’s Form 10-KSB previously filed with the Federal Reserve on March 30, 1995).

*
10.8	Resource Bank 1994 Long-Term Incentive Plan. (Incorporated by reference to Registrant’s Form 10-KSB previously filed with the Federal Reserve on March 30, 1995).	*

10.9

Lease Agreement and Addendum to Lease both dated April 20, 1995, and First Lease Amendment dated December 13, 1995 to Lease by and between Glen Forst Professional Center Associates and Resource Bank. (Incorporated by reference to Registrant’s Form 10-KSB previously filed with the Federal Reserve on March 20, 1996).

*

10.10

Lease Agreement dated April 1, 1994 by and between Whooping Crane Limited Partnership and Southern Mortgage Financial Company. (Incorporated by reference to Registrant’s Form 10-KSB previously filed with the Federal Reserve on March 20, 1996).

*

10.11	Resource Bank Retirement Savings Plan. (Incorporated by reference to Registrant’s Form 10-KSB previously filed with the Federal Reserve on March 20, 1996).	*

10.12	Resource Bank 1993 Long-Term Incentive Plan, Second Amendment. (Incorporated by reference to Registrant’s Form 10-KSB previously filed with the Federal Reserve on March 31, 1997).	*

10.13

Lease Agreement and Addendum to Lease both dated May 1, 1996 by and between Birchwood Mall Associates and Resource Bank. (Incorporated by reference to Registrant’s Form 10-KSB previously filed with the Federal Reserve on March 31, 1997).

*

10.14	Resource Bank 1994 Long-Term Incentive Plan, First Amendment. (Incorporated by reference to Registrant’s Form 10-KSB previously filed with the Federal Reserve on March 31, 1997).	*

10.15	Resource Bank 1996 Long-Term Incentive Plan, Amended and Restated. (Incorporated by reference to Registrant’s Form 10-KSB previously filed with the Federal Reserve on March 31, 1998).	*

10.16

Lease Agreement dated July 22, 1997 by and between Washington Real Estate Investment Trust and Resource Bank. (Incorporated by reference to Registrant’s Form 10-KSB previously filed with the Federal Reserve on March 31, 1998).

*

Exhibit No.	Description

10.17

Lease Agreement dated July 19, 1993 by and between Reston North Point Village Limited Partnership and Eastern American Bank, FSB. (Incorporated by reference to Registrant’s Form 10-KSB previously filed with the Federal Reserve on March 31, 1998).

*

10.18

Lease Agreement dated July 18, 1995 by and between The Richmond Corporation and Eastern American Bank, FSB. (Incorporated by reference to Registrant’s Form 10-KSB previously filed with the Federal Reserve on March 31, 1998).

*

10.19

Lease Agreement dated October 31, 1995 by and between Elden Investments, L.L.C. and Eastern American Bank, FSB. (Incorporated by reference to Registrant’s Form 10-KSB previously filed with the Federal Reserve on March 31, 1998)

*

10.20

Lease Agreement dated October 24, 1994 by and between Greenbrier Point Partners, L.P. and CitizensBanc Mortgage Company and Assignment, Assumption and Release Agreement dated January 7, 1997 among Citizens Mortgage Company, Resource Bank and Greenbrier Point Partners, L.P. (Incorporated by reference to Registrant’s Form 10-KSB previously filed with the Federal Reserve on March 31, 1998).

*

10.21

Lease Agreement dated December 5, 1996 and Amendment dated August 5, 1997 by and between The Bon Air Green Company and Resource Bank. (Incorporated by reference to Registrant’s Form 10-KSB previously filed with the Federal Reserve on March 31, 1998).

*

10.22

Employment Agreement dated January 1, 1999 by and between Resource Bank and T. A. Grell, Jr. (Incorporated by reference to Registrant’s Form 10-K previously filed with the Securities & Exchange Commission on March 31, 1999).

*

10.23

Employment Agreement dated January 1, 1999 by and between Resource Bank and Harvard R. Birdsong, as amended. (Incorporated by reference to Registrant’s Form 10-Q previously filed with the Securities & Exchange Commission on August 16, 1999).

*

10.24

Employment Agreement dated January 1, 1999 by and between Resource Bank and Debra C. Dyckman, as amended. (Incorporated by reference to Registrant’s Form 10-Q previously filed with the Securities & Exchange Commission on August 16, 1999).

*

10.25

Employment Agreement dated January 1, 1999 by and between Resource Bank and Lawrence N. Smith, as amended. (Incorporated by reference to Registrant’s Form 10-Q previously filed with the Securities & Exchange Commission on August 16, 1999).

*

10.26

Employment Agreement dated January 1, 1999 by and between Resource Bank and Eleanor J. Whitehurst, as amended. (Incorporated by reference to Registrant’s Form 10-Q previously filed with the Securities & Exchange Commission on August 16, 1999).

*

10.27

First Amendment to Employment Agreement dated January 1, 1999 by and between Resource Bank and T. A. Grell, Jr. (Incorporated by reference to Registrant’s Form 10-Q previously filed with the Securities & Exchange Commission on August 16, 1999).

*

10.28

Employment Agreement dated June 27, 2002 by and between Resource Bank and Lawrence N. Smith. (Incorporated by reference to the Registrant’s Registration Statement on Form S-1, previously filed with the Commission on December 6, 2002).

*

Exhibit No.	Description

10.29	Employment Agreement dated June 27, 2002 by and between Resource Bank and T. A. Grell, Jr.	*

10.30

Employment Agreement dated June 27, 2002 by and between Resource Bank and Harvard R. Birdsong. (Incorporated by reference to the Registrant’s Registration Statement on Form S-1, previously filed with the Commission on December 6, 2002).

*

10.31

Employment Agreement dated June 27, 2002 by and between Resource Bank and Debra C. Dyckman. (Incorporated by reference to the Registrant’s Registration Statement on Form S-1, previously filed with the Commission on December 6, 2002).

*

10.32

Employment Agreement dated June 27, 2002 by and between Resource Bank and James M. Miller. (Incorporated by reference to the Registrant’s Registration Statement on Form S-1, previously filed with the Commission on December 6, 2002).

*

10.33

Amended and Restated Resource Bank Stock and 401(k) Savings Plan. (Incorporated by reference to the Registrant’s Registration Statement on Form S-1, previously filed with the Commission on December 6, 2002).

*

10.34

Amendment to Resource Bankshares Corporation 2001 Stock Incentive Plan. (Incorporated by reference to Registrant’s Form S-8 previously filed with the Securities & Exchange Commission on November 27, 2002).

*

10.35

Amendment No. Two to Resource Bank Stock and 401(k) Savings Plan. (Incorporated by reference to the Registrant’s Registration Statement on Form S-1, previously filed with the Commission on January 21, 2003).

*

21.1	Subsidiaries of Registrant.	**

23.1	Consent of Goodman & Company, L.L.P.	**

24.1	Powers of Attorney (included on signature page).	**

99.1	Consolidated Financial Statements.	**

*       Not filed herewith; incorporated by reference.

**     Filed herewith.