Form 10-K/A
period 2002-12-31
RESOURCE BANKSHARES CORP
filed 2003-04-02
CIK 1065002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

TABLE OF CONTENTS

PART I

3. Legal Proceedings	3

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

On March 8, 2002, Cohen & Malad, LLP, an Indianapolis, Indiana law firm acting as plaintiff, filed a class action complaint in the Circuit/Superior Court of Marion County, Indiana against the Company and the Bank. The suit alleges that the Bank violated the Telephone Consumer Protection Act by sending unsolicited advertisements by facsimile without obtaining prior express invitation or permission to send the facsimiles. The Company believes that the facsimile allegedly received by the plaintiff was transmitted by a third party fax service provider retained by the Bank. Subsequently, the Company was dismissed as a party to the litigation but the lawsuit is still pending against the Bank.

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

RESOURCE BANKSHARES CORPORATION

/s/ Lawrence N. Smith
Lawrence N. Smith President and Chief Executive Officer Date: 4/1/2003

/s/ Eleanor J. Whitehurst
Eleanor J. Whitehurst Senior Vice President and Chief Financial Officer Date: 4/1/2003

In accordance with Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

* Thomas W. Hunt	Chairman of the Board	Date: 4/1/2003

/s/ Lawrence N. Smith Lawrence N. Smith	Chief Executive Officer (Principal Executive Officer) Director	Date: 4/1/2003

/s/ Eleanor J. Whitehurst Eleanor J. Whitehurst	Senior Vice President Chief Executive Officer (Principal Financial and Accounting Officer)	Date: 4/1/2003

* Alfred E. Abiouness	Director	Date: 4/1/2003

* T.A. Grell, Jr.	President Director	Date: 4/1/2003

* Louis Ray Jones	Director	Date: 4/1/2003

* Arthur Russell Kirk	Director	Date: 4/1/2003

* Elizabeth A. Twohy	Director	Date: 4/1/2003

* Signed pursuant to power of attorney previously granted to Lawrence N. Smith.

CERTIFICATIONS

I, Lawrence N. Smith, Chief Executive Officer, certify that:

1. I have reviewed this annual report on Form 10-K/A of Resource Bankshares Corporation;

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

Date: April 1, 2003	/s/ Lawrence N. Smith
Lawrence N. Smith

I, Eleanor J. Whitehurst, Chief Financial Officer, certify that:

1. I have reviewed this annual report on Form 10-K/A of Resource Bankshares Corporation;

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

Date: April 1, 2003	/s/ Eleanor J. Whitehurst
Eleanor J. Whitehurst