Form 10-Q
period 2003-03-31
RESOURCE BANKSHARES CORP
filed 2003-05-13
CIK 1065002

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

Commission File Number: 001-14319

RESOURCE BANKSHARES CORPORATION

(Exact name of Registrant as specified in its charter)

Virginia (State or other jurisdiction of incorporation or organization)	54-1904386 (I.R.S. Employer Identification No.)

3720 Virginia Beach Blvd., Virginia Beach, VA (Address of principal executive offices)	23452 (Zip Code)

(757) 463-2265
(Registrant’s telephone number,
including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated file (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

At March 31, 2003, 3,979,167 shares of Resource Bankshares Corporation’s common stock, $1.50 par value, were outstanding.

RESOURCE BANKSHARES CORPORATION
FORM 10-Q
MARCH 31, 2003

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

RESOURCE BANKSHARES CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31 2003	December 31 2003

	(Unaudited)
	(Dollars in thousands)

ASSETS
Cash and due from banks	$7,205	$11,252
Interest bearing deposits	179	2,147

	7,384	13,399
Funds advanced in settlement of mortgage loans	81,326	111,113
Securities available for sale (amortized cost of $21,901 and $21,213, respectively)	21,894	21,191
Securities held to maturity (fair value of $128,277 and $111,999, respectively)	125,399	108,650
Loans, net
Commercial	106,850	96,807
Real estate – construction	136,581	122,839
Commercial real estate	171,512	158,954
Residential real estate	50,099	49,176
Installment and consumer loans	5,009	4,968

TOTAL LOANS	470,051	432,744
Allowance for loan losses	(5,153)	(5,009)

NET LOANS	464,898	427,735
Other real estate owned	75	—
Premises and equipment, net	10,207	10,239
Cash surrender value of life insurance	12,785	9,574
Other assets	9,113	9,411
Accrued interest	4,028	3,855

	$737,109	$715,167

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$23,094	$24,390
Interest bearing	489,251	492,059

TOTAL DEPOSITS	512,345	516,449
Federal funds purchased and securities sold under agreements to repurchase	46,401	32,347
FHLB advances	96,000	105,000
Other liabilities	11,171	9,482
Accrued interest	3,368	3,522
Capital debt securities	16,200	16,200

TOTAL LIABILITIES	685,485	683,000

STOCKHOLDERS’ EQUITY
Preferred stock, par value $10 per share, Shares authorized: 500,000; none issued and outstanding	—	—
Common stock, par value $1.50 a share Shares authorized: 6,666,666 Shares issued and outstanding: 2003 – 3,979,167; 2002 3,027,461	5,969	4,541
Additional paid-in capital	31,035	14,230
Retained earnings	14,440	12,758
Accumulated other comprehensive income	180	638

	51,624	32,167

	$737,109	$715,167

See notes to consolidated financial statements.

RESOURCE BANKSHARES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three months ended March 31

	2003	2002

	(Dollars in Thousands)
Interest and dividend income
Interest and fees on loans	$5,991	$5,293

Interest on investment securities:
Taxable	1,948	1,839
Tax exempt	186	180

	2,134	2,019

Interest on funds advanced in settlement of mortgage loans	1,509	857

Total interest income	9,634	8,169

Interest expense
Interest on deposits	3,126	3,650
Interest on borrowings	1,091	1,043
Interest on capital debt securities	292	288

Total interest expense	4,509	4,981

Net interest income	5,125	3,188
Provision for loan losses	(150)	(70)

Net interest income after provision for loan losses	4,975	3,118
Noninterest income
Mortgage banking income	6,556	3,991
Service charges	154	157
Gain on sale of assets	—	348
Gain on sale of securities	62	236
Other	442	363

	7,214	5,095

Noninterest expense
Salaries and employee benefits	6,132	4,262
Occupancy expenses	522	429
Depreciation and equipment maintenance	543	501
Stationery and supplies	226	211
Marketing and business development	236	152
Professional fees	252	36
Outside computer services	255	226
FDIC insurance	19	18
Other	880	581

	9,065	6,416

Income before income tax	3,124	1,797
Income tax expense	921	519

Net income	$2,203	$1,278

Cash dividends declared per common share	$0.17	$0.14

Basic earnings per common share	$0.65	$0.41

Diluted earnings per common share	$0.61	$0.39

See notes to consolidated financial statements.

RESOURCE BANKSHARES CORPORATION
STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

Three Months Ended March 31, 2003	(Dollars in thousands)
	Common Stock

	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance, December 31, 2002	3,027,461	$4,541	$14,230	$12,758	$638	$32,167
Comprehensive income:
Net income				2,203		2,203
Changes in unrealized appreciation (depreciation) on securities available for sale, net of reclassification adjustment and tax effect	—	—	—	—	6	6
Change in fair value of hedging derivative					(464)	(464)

Total comprehensive income						1,745
Proceeds from common stock issued- net of issuance costs	918,373	1,378	16,755	—	—	18,133
Proceeds from exercise of stock options	33,333	50	50			100
Cash dividends declared - $.17 per share	—	—	—	(521)	—	(521)

Balance, March 31, 2003	3,979,167	$5,969	$31,035	$14,440	$180	$51,624

See notes to consolidated financial statements.

RESOURCE BANKSHARES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended

	March 31, 2003	March 31, 2002

	(Dollars in thousands)
Operating activities:
Net income	$2,203	$1,278
Adjustments to reconcile to net cash provided (used) by operating activities:
Provision for losses on loans and other real estate owned	150	70
Depreciation and amortization	316	319
Amortization of investment securities premiums, net of discounts	(401)	(308)
Gain on sale of loans or other real estate owned	—	(348)
Gain on sale of securities	(62)	(236)
Increase in cash surrender value of life insurance	(132)	(28)
Deferred loan origination fees, net of costs	85	(183)
Funds advanced in settlement of mortgage loans originated	(267,281)	(235,516)
Sales proceeds from funds advanced in settlement of mortgage loan	297,069	261,259
Changes in:
Interest receivable	(177)	(184)
Interest payable	50	(1,922)
Other assets	(2,778)	1,368
Other liabilities	1,460	1,826

Net cash provided by operating activities	30,502	27,418

Investing activities:
Proceeds from sales and maturities of available-for-sale securities	144	19,971
Proceeds from maturities of held-to-maturity securities	25,847	—
Purchases of held-to-maturity securities	(42,174)	—
Purchases of available-for-sale securities	(775)	(36,203)
Loan originations, net of principal repayments	(37,473)	(39,369)
Purchases of premises, equipment and other assets	(285)	(1,071)

Net cash used by investing activities	(54,716)	(56,672)

Financing activities:
Proceeds from exercise of stock options and warrants	100	140
Proceeds from sale of common stock, net of issuance costs	18,133	—
Payments to reacquire common stock	—	(332)
Cash dividends	(521)	(434)
Proceeds of federal funds purchased	14,054	9,608
Net proceeds on FHLB advances	(9,000)	30,200
Net decrease in demand deposits,
NOW accounts and savings accounts	(3,979)	(17,104)
Net (decrease)increase in certificates of deposit	(588)	3,444

Net cash provided by financing activities	18,199	25,522

Decrease in cash and cash equivalents	(6,015)	(3,732)
Cash and cash equivalents at beginning of period	13,399	9,610

Cash and cash equivalents at end of period	$7,384	$5,878

Supplemental schedules and disclosures of cash flow information:
Cash paid for:
Interest on deposits and other borrowings	$4,459	$6,903

Supplemental schedule of non cash investing and financing activities
Transfer of loans to real estate acquired through foreclosure	$75	$—

See notes to consolidated financial statements.

RESOURCE BANKSHARES CORPORATION

Notes to Consolidated Financial Statements
March 31, 2003
(UNAUDITED)
(Dollars in thousands, except per share data)

Organization and Summary of Significant Accounting Policies

(1)

GENERAL

Resource Bankshares Corporation, a Virginia Corporation (the “Company”), was incorporated under the laws of the Commonwealth of Virginia on February 4, 1998, primarily to serve as a holding company for Resource Bank (the “Bank”).

The consolidated financial statements of the Company include the accounts of its wholly owned subsidiary, Resource Bank and the Bank’s wholly owned subsidiaries, CW and Company of Virginia and Resource Service Corporation. All significant intercompany balances and transactions have been eliminated in consolidation.

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

(3)

ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses are as follows:

Balance as of January 1, 2003	$5,009
Provision for loan losses	150
Loans charged off	(6)
Recoveries	—

Balance at March 31, 2003	$5,153

(4)

NET INCOME PER SHARE

Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised, converted into common stock or resulted in the issuance of common stock that then shares in the earnings of the entity. The weighted average number of basic shares outstanding for the three months ended March 31, 2003, and 2002 were 3,404,991 and 3,103,011, respectively. The diluted weighted average number of shares for the three months ended March 31, 2003 and 2002 were 3,589,259 and 3,291,151, respectively.

(5)

COMPREHENSIVE INCOME

The components of other comprehensive income and related tax effects for the three months ended March 31, 2003 and 2002 are as follows:

	Three months ended

	March 31, 2003	March 31, 2002

Unrealized holding gains(losses) arising during the period on available-for-sale securities	$335	$(1,831)
Reclassification adjustment for gains realized in income	(62)	(236)

Net unrealized gains(losses)	273	(1,595)
Tax effect	93	(542)

Net-of-tax amount	$180	($1,053)

Change in fair value of hedging derivatives	($464)	—

(6)

SUBSEQUENT EVENTS

In April 2003, the Board of Directors of the Company declared a $0.17 per common share dividend to shareholders of record as of April 15, 2003. The dividend was paid on April 29, 2003.

(7)

DERIVATIVE FINANCIAL INSTRUMENTS

Derivative financial instruments are components of the Company’s risk management profile. The Company monitors its sensitivity to changes in interest rates and may use derivative instruments to hedge this risk. In accordance with SFAS No. 133 all derivatives are recorded in the financial statements at fair value. At March 31, 2003 the Company has entered into a series of interest rate swaps with a total notional value of $145 million to hedge certificate of deposit liabilities. These transactions are designated and qualify for fair value hedge accounting. Both the interest rate swap (included in other assets in the consolidated balance sheets) and the certificates of deposit are recorded at fair value, with changes in fair value included in the statements of income as interest expense. No ineffectiveness was recognized during the quarter ended March 31, 2003 as the hedge relationship is considered to be 100% effective.

(8)

SEGMENT REPORTING

The Company has two reportable segments, its mortgage banking operations and its commercial banking and other banking operations. The mortgage banking segment originates residential loans and subsequently sells them to investors. The commercial banking and other banking operations provide a broad range of lending and deposit services to individual and commercial customers, including such products as commercial and construction loans, as well as other business financing arrangements. The Company does not have other reportable operating segments.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The chief operating decision maker of the Company evaluates performance based on profit or loss from operations before income taxes.

The Company’s mortgage banking segment is a strategic business unit that offers different products and services. It is managed separately because the segment appeals to different markets and, accordingly, requires different technology and marketing strategies.

The mortgage banking segment’s most significant revenue and expense are non-interest income and non-interest expense, respectively. The Company’s segments are reported below for the periods ended March 31, 2003 and March 31, 2002.

Selected Financial Information

	Commercial and Other Operations	Mortgage Banking Operations	Total

Three Months Ended March 31, 2003:
Net interest income after provision for loan losses	$4,975	$—	$4,975
Noninterest income	658	6,556	7,214
Noninterest expense	(3,352)	(5,713)	(9,065)

Net income before income taxes	$2,281	$843	$3,124

Three Months Ended March 31, 2002:
Net interest income after provision for loan losses	$3,118	$—	$3,118
Noninterest income	1,104	3,991	5,095
Noninterest expense	(2,536)	(3,880)	(6,416)

Net income before income taxes	$1,686	$111	$1,797

Segment Assets

	Commercial and Other Operations	Mortgage Banking Operations	Total

March 31, 2003	$734,900	$2,209	$737,109

March 31, 2002	$588,148	$1,809	$589,957

(9)

STOCK TRANSACTIONS

In February 2003, the Company raised net proceeds of approximately $18.1 million through the sale of 918,373 shares of common stock in a public offering, at a price of $21.50 per share before underwriting discounts.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollars in thousands, except per share data)

Resource Bankshares Corporation, a Virginia Corporation (the “Company”), was incorporated under the laws of the Commonwealth of Virginia on February 4, 1998, primarily to serve as a holding company for Resource Bank (the “Bank”).

In addition to historical information, the following discussion contains forward looking statements that are subject to risks and uncertainties that could cause the Company’s actual results to differ materially from those anticipated. These forward looking statements include, but are not limited to, the effect of increasing interest rates on the Company’s profitability and the adequacy of the Company’s allowance for future loan losses. Several factors, including the local and national economy and the demand for residential mortgage loans may adversely affect the Company’s ability to achieve the expected results. Readers are cautioned not to place undue reliance on these forward looking statements, which reflect management’s analysis only as of the date of this report.

Total assets at March 31, 2003 were $737,109, up 3.1% from $715,167 at December 31, 2002, reflecting growth in securities and loans. The Company purchased $42,949 of securities during the first three months of 2003, net loans increased by $37,163, and funds advanced in settlement of mortgage loans decreased by $29,787 during the same period. The principal components of the Company’s assets at the end of the period were $147,293 in securities, $7,384 in cash and cash equivalents, $81,326 in funds advanced in settlement of mortgage loans and $464,898 in net loans. The Company’s lending activities are a principal source of income.

Total liabilities at March 31, 2003 were $685,485, up from $683,000 at December 31, 2002, with the increase represented by $5,054 (3.7%) growth in borrowed funds offset by a decrease of $4,104 (.8%) in deposits. Non-interest bearing demand deposits decreased $1,296 or 5.3%, and interest bearing deposits decreased by $2,808 or .6%. The Company’s deposits are provided by individuals and businesses located within the communities served as well as the national market.

Total stockholders’ equity at March 31, 2003 was $51,624, compared to $32,167 at December 31, 2002. This increase was primarily attributable to net proceeds of approximately $18.1 million received by the Company as a result of a public offering and sale of common stock in the first quarter of 2003. Additionally, the Company had net income of $2,203 for the three months ended March 31, 2003 compared with net income of $1,278 for the comparable period in 2002, an increase of 72.4%. This increase is attributable to the growth in interest bearing assets, increases in mortgage banking income, and a significant decrease in the Company’s cost of funds.

Profitability as measured by the Company’s return on average assets (ROA) was 1.24% and .91% for the three months ended March 31, 2003, and 2002, respectively. A key indicator of performance, the return on average equity (ROE) was 22.88% and 17.98% for the three months ended March 31, 2003 and 2002, respectively.

Net interest income represents a principal source of earnings for the Company. The first component is the loan portfolio. Making sound loans that will increase the Company’s net interest margin is the first priority of management. The second component is gathering core deposits to match and fund the loan production. The Company also utilizes national markets to generate deposits and Federal Home Loan Bank (“FHLB”) advances to fund loan growth either for asset and liability management purposes or for a less expensive source of funds.

Net interest income on a tax equivalent basis, before provision for loan losses, increased to $5,222 for the three months ended March 31, 2003 versus $3,283 for the same period in 2002, an increase of 59.1%. Average interest earning assets increased $139,054 from March 31, 2002 to the current period while average interest bearing liabilities increased $123,110 during the same comparative period. The yield on average interest earning assets decreased 40 basis points to 5.9% at March 31, 2003 as compared to 6.3% at March 31, 2002. The rate on interest bearing liabilities decreased 108 basis points to 2.9% at March 31, 2003 as compared to 4.0% at March 31, 2002.

Average Balances, Income and Expenses, Yields and Rates

The following table sets forth average balances of total interest earning assets and total interest bearing liabilities for the periods indicated, showing the average distribution of assets, liabilities, stockholders’ equity and the related income, expense and corresponding weighted average yields and costs.

	Three months ended March 31, 2003			Three months ended March 31, 2002

	Average Balance(1)	Interest	Yield/ Rate (2)	Average Balance(1)	Interest	Yield/ Rate (2)

	(Dollars in thousands)

Assets
Interest-earning assets:
Securities (3)	$133,091	$2,212	6.74%	$120,092	$2,094	7.07%
Loans (4)	444,318	5,991	5.47%	361,888	5,293	5.93%
Interest-bearing deposits	6,390	19	1.21%	3,991	20	2.03%
Other interest-earning assets (5)	87,028	1,509	7.03%	45,802	857	7.59%

Total interest-earning assets	670,827	9,731	5.88%	531,773	8,264	6.30%
Noninterest earning assets:
Cash and due from banks	13,802			8,865
Premises and equipment	10,295			9,186
Other assets	21,737			17,223
Less: Allowance for loan losses	(5,043)			(3,699)

Total noninterest earning assets	40,791			31,575

Total assets	$711,618			$563,348

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits:
Demand/Money Market Accounts	$61,029	$228	1.52%	$84,425	$395	1.90%
Savings	3,954	25	2.56%	4,612	34	2.99%
Certificates of deposit	430,422	2,873	2.71%	292,519	3,221	4.47%

Total interest-bearing deposits	495,405	3,126	2.56%	381,556	3,650	3.88%
FHLB advances and other borrowings	117,382	1,091	3.77%	110,121	1,043	3.84%
Capital debt securities	16,200	292	7.21%	14,200	288	8.11%

Total interest-bearing liabilities	628,987	4,509	2.91%	505,877	4,981	3.99%

Noninterest-bearing liabilities:
Demand deposits	34,176			22,439
Other liabilities	9,942			6,589

Total noninterest-bearing liabilities	44,118			29,028
Stockholders’ equity	38,513			28,443

Total liabilities and stockholders’ equity	$711,618			$563,348

Interest rate spread (6)			2.97%			2.31%
Net interest income/net interest margin (7)		$5,222	3.16%		$3,283	2.50%

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

Non-interest income increased from $5,095 for the three months ended March 31, 2002 to $7,214 for the same period in 2003. This increase was primarily attributable to increased activity in the Company’s mortgage banking operations. For the three months ended March 31, 2003, mortgage banking income increased by 64.3% or $2,565 to $6,556 versus the same period of 2002. Mortgage banking made a significant contribution to the Company’s results in the first three months of 2003. Because of the uncertainty of future loan origination volume and the future level of interest rates, there can be no assurance that the Company will realize the same level of mortgage banking income in future periods. The decrease in the gain on sale of assets of $348 was due to no loan sales during the three months ended March 31, 2003. The gain on sale of securities decreased by $174, while other non-interest income increased by $76.

For the three months ended March 31, 2003, the Company’s non-interest expense totaled $9,065 or 41.3% higher than the same period in 2002. This increase was primarily attributable to increased activity in the mortgage banking operations The largest component of non-interest expense, salaries and employee benefits, which represents 67.6% of total non-interest expense, increased 43.9% to $6,132 for the three months ended March 31, 2003 over the same period in 2002, and was primarily attributed to the aforementioned mortgage banking activities. Occupancy expense increased by 21.7% to $522, depreciation and equipment maintenance increased by 8.4% to $543, marketing and business development increased 55.3% to $236, and outside computer services increased by 12.8% to $255 for the three months ended March 31, 2003 over the same period in 2002.

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

While the Company believes it has sufficient allowance for its existing portfolio, there can be no assurances that an additional allowance for losses on existing loans may not be necessary in the future, particularly if the economy worsens. The allowance for loan losses as a percentage of period-end loans was 1.1% and 1.0% at March 31, 2003 and 2002, respectively. The provisions for loan losses were $150 and $70 for the three months ended March 31, 2003 and 2002, respectively.

Non Performing Assets

The following table presents the Company’s nonperforming assets for the periods set forth below.

	March 31 2003	December 31 2002

	(Dollars in thousands)

Non accrual loans	$450	$506
Other real estate	75	—
Loans 90 days or more past due and still accruing interest	157	302

Total non performing assets	$682	$808

Total assets	$737,109	$715,167

Total non performing assets to total assets	0.09%	0.11%

Summary of Loan Loss Experience

The following table presents the Company’s loan loss experience and selected loan loss ratios for the three months ended March 31, 2003 and 2002.

	Three months ended March 31

	2003	2002

	(Dollars in thousands)

Balance of allowance for loan losses at beginning of year	$5,009	$3,697
Loans charged-off:
Commercial	—	—
Installment	—	—
Real Estate	—	—
Credit Cards and Other Consumer	(6)	—

Total loans charged-off	(6)	—

Recoveries of loans previously charged off:
Commercial	—	—
Installment	—	—
Real Estate	—	—
Credit Cards and Other Consumer	—	—

Total recoveries	—	—

Net loan (charge-offs) recoveries	(6)	—
Additions to allowance charged to expense	150	70

Balance at end of period	$5,153	$3,767

Average loans	$444,318	$361,888
Loans at end of period	$470,051	$384,828
Selected Loan Loss Ratios:
Net charge-offs (recoveries) during the period to average loans	0.001%	0.00%
Provision for loan losses to average loans	0.03%	0.02%
Provision for loan losses to net charge-offs (recoveries) during the period	3000%	N/A
Allowance for loan losses to loans at end of period	1.10%	0.98%
Non-performing assets at end of period	$682	$1,724
Non-performing assets to total loans at end of period	0.14%	0.45%
Allowance for loan losses to non-performing assets at end of period	756%	219%

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

Liquidity represents the institution’s ability to meet present and future financial obligations. Liquid assets include cash, interest bearing deposits with banks, federal funds sold, investments and loans maturing within one year. The Company’s funding requirements are supplied from a range of traditional sources, including various types of demand deposits, money market accounts, certificates of deposit and short-term borrowings. Federal Home Loan Bank (“FHLB”) advances are utilized as funding sources by the Company. At March 31, 2003, there was $96,000 in FHLB advances outstanding. The Company has a warehouse line of credit collateralized by first mortgage loans amounting to $75,000, which expires April 17, 2004. The Company has no reason to believe this arrangement will not be renewed. The Bank had no outstanding warehouse advances at March 31, 2003 and 2002, respectively.

The Company purchased Federal Funds from correspondent institutions in the amount of $28,401 and $9,608 at March 31, 2003 and 2002, respectively. The Company has lines of credit with various correspondent banks totaling $42,348.

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

The Company’s financial position at March 31, 2003 reflects liquidity and capital levels that management believes are currently adequate to fund anticipated future business expansion. Capital ratios are in excess of required regulatory minimums for a well capitalized institution. The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance, and changing competitive conditions and economic forces. The adequacy of the Company’s capital is reviewed by management on an ongoing basis. Management seeks to maintain a capital structure that will assure an adequate level of capital to support anticipated asset growth and to absorb potential losses.

The following table presents the amounts of the Company’s interest sensitive assets and liabilities that mature or reprice in the periods indicated.

	March 31, 2003 Maturing or Repricing

	Within 3 months	4-12 Months	1 – 5 Years		Over 5 Years	Total

	(Dollars in thousands)

Interest-Earning Assets:
Investment securities	$24,511	$40,442	$51,836		$30,504	$147,293
Loans	319,229	27,878	90,873		32,071	470,051
Interest bearing deposits	179	—	—		—	179
Other interest-earning assets	81,326	—	—		—	81,326

Total interest-earning assets	425,245	68,320	142,709		62,575	698,849

Interest-Bearing Liabilities:
Deposits
Demand and savings (1)	40,693	373	23,931		—	64,997
Time deposits, $100,000 and over	1,036	4,771	1,274		—	7,081
Other time deposits	207,404	126,061	83,664		44	417,173
Other interest-bearing liabilities	28,401	45,000	69,000		—	142,401
Capital debt securities	8,000	—	—		8,200	16,200

Total interest-earning liabilities	285,534	176,205	177,869		8,244	647,852

Period Gap	$139,711	($107,885)	($35,160)		54,331	$50,997

Cumulative Gap	139,711	$31,826	($3,334)		$50,997

Ratio cumulative gap to total interest-earning assets	19.99%	4.55%	(.48%	)	7.30%

(1) Management has determined that interest checking, money market (except those generated by e banking) and savings accounts are not sensitive to changes in related market rates and, therefore, have been placed in the 1-5 years category.

The capital adequacy standards are based on an established minimum for Tier 1 Risk-Based Capital, Risk-Based Capital and the Tier 1 Leverage Ratio. The following table summarizes regulatory capital ratios for the Company and Resource Bank at March 31, 2003.

	Required Ratio	Resource Bankshares	Resource Bank

Tier 1 risk-based	4.00%	12.95%	10.36%
Total risk-based	8.00%	13.94%	11.36%
Tier 1 leverage	4.00 to 5.00%	9.47%	7.65%

The Company and the Bank are in full compliance with all relevant regulatory capital requirements and are categorized by regulatory authorities as well capitalized.

The effect of changing prices on financial institutions is typically different from other industries as the Company’s assets and liabilities are monetary in nature. Interest rates are significantly impacted by inflation, but neither the timing nor the magnitude of the changes are directly related to price level indices. Impacts of inflation on interest rates, loan demand and deposits are reflected in the Company’s financial statements. Management believes that the mortgage banking operations provide somewhat of a natural interest rate hedge. The Company is in an asset sensitive position in the short term. When interest rates decline, the Company’s earnings will be negatively impacted but the mortgage operation’s volume should increase. The reverse should occur in rising interest rate markets.

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

The allowance for loan losses is established and maintained at levels deemed adequate by management to cover losses inherent in the loan portfolio, based upon evaluation of the risks in the portfolio and changes in the nature and volume of loan activity. Estimates for loan losses are determined by analyzing historical loan losses, current trends in delinquencies and charge-offs, the opinions of regulators, changes in the size and composition of the loan portfolio. The Company also considers the impact of economic events, the outcome of which are uncertain. While management uses the best information available in establishing the allowance, future adjustments may be necessary if economic conditions differ substantially from the assumptions used in making valuations, or if required by regulators based upon information available to them at the time of their examinations. Although management believes that the allowance for loan losses is adequate and properly recorded in the financial statements, differing economic conditions or alternate methods of estimation could result in materially different amounts of loan losses.

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

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

Market Risk Management

The Company’s primary market risk exposure is interest rate risk. Fluctuations in interest rates will impact both the level of interest income and interest expense and the market value of the Company’s interest earning assets and interest bearing liabilities. There were no known material changes in the Company’s reported information and market risk management strategy, as stated in the Company’s 2002 annual report, during the first three months of 2003.

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

PART II

OTHER INFORMATION

Item 1.

Legal Proceedings

Information regarding a lawsuit filed against Resource Bank in March 2002 under the Telephone Consumer Protection Act is contained in the Company’s 10-K/A for the fiscal year ended December 31, 2002.

Item 4.

Submission of Matters to a Vote of Security Holders

None

Item 6.

Exhibits And Reports on Form 8-K

99.1 Certification under Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RESOURCE BANKSHARES CORPORATION

/s/ LAWRENCE N. SMITH

Lawrence N. Smith Chief Executive Officer Date: May 13, 2003

/s/ ELEANOR J. WHITEHURST

Eleanor J. Whitehurst Senior Vice President & Chief Financial Officer Date: May 13, 2003

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

Date: May 13, 2003	/s/ LAWRENCE N. SMITH

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

Date: May 13, 2003	/s/ ELEANOR J. WHITEHURST

Eleanor J. Whitehurst