Form 10-Q
period 2003-06-30
RESOURCE BANKSHARES CORP
filed 2003-08-12
CIK 1065002

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

Commission File Number: 001-14319

RESOURCE BANKSHARES CORPORATION

(Exact name of Registrant as specified in its charter)

Virginia	54-1904386
(State or other jurisdiction of incorporation or organization)	( I.R.S. Employer Identification No.)

3720 Virginia Beach Blvd., Virginia Beach, VA	23452
(Address of principal executive offices)	(Zip Code)

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

Yes  ☐  No  ☒

At June 30, 2003, 3,979,167 shares of Resource Bankshares Corporation’s common stock, $1.50 par value, were outstanding.

RESOURCE BANKSHARES CORPORATION

FORM 10-Q

JUNE 30, 2003

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

RESOURCE BANKSHARES CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30 2003	December 31 2002
	(Unaudited)
	(Dollars in thousands)
ASSETS
Cash and due from banks	$17,867	$11,252
Interest bearing deposits	374	2,147

	18,241	13,399

Funds advanced in settlement of mortgage loans	123,340	111,113
Securities available for sale (amortized cost of $12,933 and $21,213, respectively)	12,938	21,191
Securities held to maturity (fair value of $137,057 and $111,999, respectively)	132,775	108,650

Loans, net
Commercial	113,994	96,807
Real estate – construction	149,754	122,839
Commercial real estate	171,984	158,954
Residential real estate	62,196	49,176
Installment and consumer loans	5,402	4,968

TOTAL LOANS	503,330	432,744
Allowance for loan losses	(5,100)	(5,009)

NET LOANS	498,230	427,735

Other real estate owned	76	—
Premises and equipment, net	10,139	10,239
Cash surrender value of life insurance	13,152	9,574
Other assets	11,926	9,411
Accrued interest	3,848	3,855

	$824,665	$715,167

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$25,662	$24,390
Interest bearing	581,761	492,059

TOTAL DEPOSITS	607,423	516,449

Federal funds purchased and securities sold under agreements to repurchase	18,000	32,347

FHLB advances	111,000	105,000
Other liabilities	14,424	9,482
Accrued interest	3,463	3,522
Capital debt securities	16,200	16,200

TOTAL LIABILITIES	770,510	683,000

STOCKHOLDERS’ EQUITY
Preferred stock, par value $10 per share, Shares authorized: 500,000; none issued and outstanding	—	—
Common stock, par value $1.50 a share Shares authorized: 6,666,666 Shares issued and outstanding: 2003 – 3,979,167; 2002 -3,027,461	5,969	4,541
Additional paid-in capital	31,033	14,230
Retained earnings	16,970	12,758
Accumulated other comprehensive income	183	638

	54,155	32,167

	$824,665	$715,167

See notes to consolidated financial statements.

RESOURCE BANKSHARES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended June 30		Six months ended June 30
	2003	2002	2003	2002
	(Dollars in thousands)		(Dollars in thousands)
Interest and dividend income
Interest and fees on loans	$6,481	$5,797	$12,472	$11,090

Interest on investment securities:
Taxable	2,059	1,975	4,036	3,814
Tax exempt	196	182	353	361

	2,255	2,157	4,389	4,175

Interest on funds advanced in settlement of mortgage loans	1,637	907	3,146	1,765

Total interest income	10,373	8,861	20,007	17,030

Interest expense
Interest on deposits	2,959	3,217	6,085	6,867
Interest on borrowings	1,182	1,313	2,273	2,355
Interest on capital debt securities	290	288	582	576

Total interest expense	4,431	4,818	8,940	9,798

Net interest income	5,942	4,043	11,067	7,232

Provision for loan losses	—	635	150	705

Net interest income after provision for loan losses	5,942	3,408	10,917	6,527

Noninterest income
Mortgage banking income	8,510	4,750	15,066	9,044
Service charges	128	173	282	330
Gain(loss) on sale of assets	(15)	362	(15)	711
Gain on sale of securities	21	—	83	236
Other	573	617	1,015	676

	9,217	5,902	16,431	10,997

Noninterest expense
Salaries and employee benefits	7,534	4,855	13,665	9,117
Occupancy expenses	584	419	1,107	848
Depreciation and equipment maintenance	700	531	1,244	1,033
Stationery and supplies	238	176	463	387
Marketing and business development	321	203	557	356
Professional fees	136	254	388	307
Outside computer services	240	249	495	475
FDIC insurance	21	18	40	36
Other	742	601	1,621	1,163

	10,516	7,306	19,580	13,722

Income before income tax	4,643	2,004	7,768	3,802
Income tax expense	1,437	587	2,359	1,107

Net income	$3,206	$1,417	$5,409	$2,695

Cash dividends declared per common share	$0.17	$0.14	$0.34	$0.28

Basic earnings per common share	$0.81	$0.46	$1.46	$0.87

Diluted earnings per common share	$0.76	$0.43	$1.38	$0.82

See notes to consolidated financial statements.

RESOURCE BANKSHARES CORPORATION

STATEMENT OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	(Dollars in thousands)
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Six Months Ended June 30, 2003	Shares	Amount
Balance, December 31, 2002	3,027,461	$4,541	$14,230	$12,758	$638	$32,167

Comprehensive income:
Net income				5,409		5,409
Changes in unrealized appreciation (depreciation) on securities available for sale, net of reclassification adjustment and tax effect	—	—	—	—	9	9
Change in fair value of hedging derivative					(464)	(464)

Total comprehensive income						4,955

Proceeds from common stock issued-net of issuance costs	918,373	1,378	16,753	—	—	18,131

Proceeds from exercise of stock options	33,333	50	50			100

Cash dividends declared - $.17 per share	—	—	—	(1,197)	—	(1,197)

Balance, June 30, 2003	3,979,167	$5,969	$31,033	$16,970	$183	$54,155

See notes to consolidated financial statements.

RESOURCE BANKSHARES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended
	June 30, 2003	June 30, 2002
	(Dollars in thousands)
Operating activities
Net income	$5,409	$2,695
Adjustments to reconcile to net cash used by operating activities:
Provision for losses on loans and other real estate owned	150	705
Provision for losses on funds advanced in settlement of mortgage loans	55	50
Depreciation and amortization	723	638
Amortization of investment securities premiums, net of discounts	(805)	(623)
(Gain)loss on sale of loans or other real estate owned	15	(711)
Gain on sale of securities	(83)	(236)
Increase in cash surrender value of life insurance	(381)	(331)
Deferred loan origination fees, net of costs	86	(359)
Funds advanced in settlement of mortgage loans originated	(594,242)	(374,993)
Sales proceeds from funds advanced in settlement of mortgage loans	581,960	389,023
Changes in:
Interest receivable	7	(116)
Interest payable	145	(1,280)
Other assets	(5,712)	407
Other liabilities	4,733	2,048

Net cash provided(used) by operating activities	(7,940)	16,917
Investing activities:
Proceeds from sales and maturities of available-for-sale securities	9,942	21,632
Proceeds from maturities of held-to-maturity securities	34,333	—
Purchases of held-to-maturity securities	(57,666)	—
Purchases of available-for-sale securities	(1,596)	(41,623)
Proceeds from sale of other real estate owned	—	46
Proceeds from sale of loans	—	21,846
Loan originations, net of principal repayments	(70,807)	(58,346)
Purchases of premises, equipment and other assets	(623)	(1,715)

Net cash used by investing activities	(86,417)	(58,160)
Financing activities:
Proceeds from exercise of stock options and warrants	100	140
Payments to reacquire common stock	—	(729)
Proceeds from sale of common stock, net of issuance costs	18,131	—
Cash dividends paid	(1,197)	(870)
Repayment of federal funds purchased	(14,347)	—
Net proceeds in FHLB advances	6,000	23,079
Net decrease in demand deposits, NOW accounts and savings accounts	(347)	(23,360)
Net increase in certificates of deposits	90,859	41,735

Net cash provided by financing activities	99,199	39,995

continued

RESOURCE BANKSHARES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED), continued

	Six months ended
	June 30, 2003	June 30, 2002
	(Dollars in thousands)
Increase(decrease) in cash and cash equivalents	4,842	(1,248)
Cash and cash equivalents at beginning of period	13,399	9,610

Cash and cash equivalents at end of period	$18,241	$8,362

Supplemental schedules and disclosures of cash flow information:

Cash paid for:
Interest on deposits and other borrowings	$8,795	$11,274

Supplemental schedule of non cash investing and financing activities:
Transfer from loans to real estate acquired through foreclosure	$76	$—

See notes to consolidated financial statements.

RESOURCE BANKSHARES CORPORATION

Notes to Consolidated Financial Statements

June 30, 2003

(UNAUDITED)

(Dollars in thousands, except per share data)

Organization and Summary of Significant Accounting Policies

(1)	GENERAL

Resource Bankshares Corporation, a Virginia Corporation (the “Company”), was incorporated under the laws of the Commonwealth of Virginia on February 4, 1998, primarily to serve as a holding company for Resource Bank (the “Bank”).

The consolidated financial statements of the Company include the accounts of its wholly owned subsidiaries, Resource Bank and Virginia Financial Services, LLC; and the Bank’s wholly owned subsidiaries, CW and Company of Virginia and Resource Service Corporation. All significant inter-company balances and transactions have been eliminated in consolidation.

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

(3)	ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses are as follows:

Balance as of January 1, 2003	$5,009
Provision for loan losses	150
Loans charged off	(59)
Recoveries	—

Balance at June 30, 2003	$5,100

(4)	NET INCOME PER SHARE

Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised, converted into common stock or resulted in the issuance of common stock that then shares in the earnings of the entity. The weighted average number of basic shares outstanding for the three and six months ended June 30, 2003 were 3,979,167 and 3,693,665, respectively, and for the three and six months ended June 30, 2002 were 3,104,983 and 3,104,003, respectively. The diluted weighted average number of shares outstanding for the three and six months ended June 30, 2003 were 4,218,362 and 3,909,557, respectively, and for the three and six months ended June 30, 2002 were 3,287,689 and 3,289,645, respectively.

(5)	COMPREHENSIVE INCOME

The components of other comprehensive income and related tax effects for the three months ended June 30, 2003 and 2002 are as follows:

	Six months ended
	June 30, 2003	June 30, 2002
Unrealized holding gains(losses) arising during the period on available-for-sale securities	$81	$732
Reclassification adjustment for gains realized in income	(68)	(236)

Net unrealized gains(losses)	13	496
Tax effect	4	(169)

Net-of-tax amount	$9	$327

Change in fair value of hedging derivatives	$(464)	—

(6)	STOCK BASED COMPENSATION

Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock Based Compensation – Transition and Disclosure – an amendment of SFAS 123, Accounting for Stock-Based Compensation, was issued by the FASB in December 2002. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure requirements of SFAS 123, to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Management adopted the disclosure provisions of this Standard in 2002 but is still assessing the recognition provisions of this Standard.

In accordance with SFAS 148, the Bank provides disclosures as if the fair value-based method of measuring all outstanding employee stock options was already adopted and recognized in 2003 and 2002. The following table presents the effect on net income and on basic and diluted net income per share as if the fair value based method had been applied to all outstanding and unvested awards as June 30, 2003 and 2002.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net Income, as reported	$3,206	$1,417	$5,409	$2,695
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(42)	(42)	(83)	(83)

Proforma net income	$3,164	$1,375	$5,326	$2,612

Earnings per share:
Basic - as reported	$0.81	$0.46	$1.46	$0.87
Basic - proforma	0.80	0.44	1.44	0.84

Diluted - as reported	$0.76	$0.43	$1.38	$0.82
Diluted - proforma	0.75	0.42	1.36	$0.79

(7)	DERIVATIVE FINANCIAL INSTRUMENTS

Derivative financial instruments are components of the Company’s risk management profile. The Company monitors its sensitivity to changes in interest rates and may use derivative instruments to hedge this risk. In accordance with SFAS No. 133 all derivatives are recorded in the financial statements at fair value. The Company has entered into a series of interest rate swaps to hedge certificate of deposit liabilities. The total notional value at June 30, 2003 was $200 million. These transactions are designated and qualify for fair value hedge accounting. Both the interest rate swap (included in other assets in the consolidated balance sheets) and the certificates of deposit are recorded at fair value, with changes in fair value included in the statements of income as interest expense. No ineffectiveness was recognized during the three and six months ended June 30, 2003 as the hedge relationship is considered to be 100% effective.

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

The mortgage banking segment’s most significant revenue and expense are non-interest income and non-interest expense, respectively. The Company’s segments are reported below for the periods ended June 30, 2003 and June 30, 2002.

Selected Financial Information

	Commercial and Other Operations	Mortgage Banking Operations	Total
Six Months Ended June 30, 2003:

Net interest income after provision for loan losses	$10,917	$—	$10,917
Noninterest income	1,365	15,066	16,431
Noninterest expense	(7,164)	(12,416)	(19,580)

Net income before income taxes	$5,118	$2,650	$7,768

Six Months Ended June 30, 2002:

Net interest income after provision for loan losses	$6,527	$—	$6,527
Noninterest income	1,953	9,044	10,997
Noninterest expense	(5,421)	(8,301)	(13,722)

Net income before income taxes	$3,059	$743	$3,802

Segment Assets

	Commercial and Other Operations	Mortgage Banking Operations	Total
June 30, 2003	$821,085	$3,580	$824,665

June 30, 2002	$606,854	$1,950	$608,804

(9)	STOCK TRANSACTIONS

In February 2003, the Company raised net proceeds of approximately $18.1 million through the sale of 918,373 shares of common stock in a public offering, at a price of $21.50 per share before underwriting discounts.

(10)	SUBSEQUENT EVENTS

In July 2003, the Board of Directors of the Company declared a $0.17 per common share dividend to shareholders of record as of July 15, 2003. The dividend was paid on July 29, 2003.

Effective July 18, 2003, the Company’s Articles of Incorporation were amended increasing the number of authorized shares of common stock the Company may issue from 6,666,666 to 15 million.

On August 4, the Company announced a three-for-two stock split to be effected in the form of a 50% stock dividend, to be paid on September 5, 2003, to shareholders of record on August 15, 2003. The stock dividend will increase the total common shares outstanding from 3,979,167 to approximately 5,969,000. Proforma disclosures of earnings per share are provided below to reflect the effect of the stock split retroactively to historical earnings per share amounts.

	Three months ended June 30		Six months ended June 30
	2003	2002	2003	2002
Basic earnings per share
As reported	0.81	0.46	1.46	0.87
Proforma	0.54	0.30	0.98	0.58

Diluted earnings per share
As reported	0.76	0.43	1.38	0.82
Proforma	0.51	0.29	0.92	0.55

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

Total assets at June 30, 2003 were $824,665, up 15.3% from $715,167 at December 31, 2002, reflecting growth in securities and loans. The Company’s investment portfolio increased by $15,872 during the first six months of 2003, net loans increased by $70,495, and funds advanced in settlement of mortgage loans increased by $12,227 during the same period. The principal components of the Company’s assets at the end of the period were $145,713 in securities, $18,241 in cash and cash equivalents, $123,340 in funds advanced in settlement of mortgage loans and $498,230 in net loans. The Company’s lending activities are a principal source of income.

Total liabilities at June 30, 2003 were $770,510, up from $683,000 at December 31, 2002, with the increase represented by $90,974 (17.6%) growth in deposits offset by a decrease of $8,347 (6.1%) in borrowed funds. Non-interest bearing demand deposits increased $1,272 or 5.2%, and interest bearing deposits increased by $89,702 or 18.2%. The Company’s deposits are provided by individuals and businesses located within the communities served as well as the national market.

Total stockholders’ equity at June 30, 2003 was $54,155, compared to $32,167 at December 31, 2002. This increase was primarily attributable to net proceeds of approximately $18.1 million received by the Company as a result of a public offering and sale of common stock in the first quarter of 2003. Additionally, the Company had net income of $5,409 for the six months ended June 30, 2003 compared with net income of $2,695 for the comparable period in 2002, an increase of 100.7%. This increase is attributable to the growth in interest bearing assets, increases in mortgage banking income, and a significant decrease in the Company’s cost of funds.

Profitability as measured by the Company’s return on average assets (ROA) was 1.43% and .93% for the six months ended June 30, 2003, and 2002, respectively. A key indicator of performance, the return on average equity (ROE) was 23.88% and 18.87% for the six months ended June 30, 2003 and 2002, respectively.

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

Net interest income on a tax equivalent basis, before provision for loan losses, increased to $11,289 for the six months ended June 30, 2003 versus $7,424 for the same period in 2002, an increase of 52.1%. Average interest earning assets increased $159,903 from June 30, 2002 to the current period while average interest bearing liabilities increased $139,657 during the same comparative period. The yield on average interest earning assets decreased 50 basis points to 5.8% at June 30, 2003 as compared to 6.3% at June 30, 2002. The rate on interest bearing liabilities decreased 110 basis points to 2.7% at June 30, 2003 as compared to 3.8% at June 30, 2002.

Average Balances, Income and Expenses, Yields and Rates

The following table sets forth average balances or total interest earning assets and total interest bearing liabilities for the period indicated, showing the average distribution of assets, liabilities, stockholders’ equity and the related income, expense and corresponding weighted yields and costs.

	Three Months Ended June 30,						Six Months Ended June 30,
	2003			2002			2003			2002
	Average Balance(1)	Interest	Yield/ Rate(2)	Average Balance(1)	Interest	Yield/ Rate(2)	Average Balance(1)	Interest	Yield/ Rate(2)	Average Balance(1)	Interest	Yield/ Rate(2)
Assets
Interest-earning assets:
Securities (3)	$151,293	$2,366	6.27%	$133,178	$2,241	6.75%	$142,242	$4,578	6.49%	$126,671	$4,337	6.90%
Loans (4)	491,168	6,481	5.29%	385,394	5,797	6.03%	467,872	12,472	5.38%	373,709	11,090	5.98%
Interest-earning deposits	4,222	14	1.33%	2,265	11	1.95%	5,300	33	1.26%	3,123	30	1.94%
Other interest-earning assets (5)	100,747	1,637	6.52%	46,071	908	7.91%	93,926	3,146	6.75%	45,934	1,765	7.75%

Total interest-earning assets	747,430	10,498	5.63%	566,908	8,957	6.34%	709,340	20,229	5.75%	549,437	17,222	6.32%
Noninterest earning assets:
Cash and due from banks	20,028			8,092			16,932			8,477
Premises and equipment	10,265			9,755			10,280			9,472
Other assets	24,436			16,862			23,094			17,041
Less: Allowance for loan losses	(5,159)			(3,797)			(5,101)			(3,748)

Total noninterest earning assets	49,570			30,912			45,205			31,242

Total assets	$797,000			$597,820			$754,545			$580,679

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits:
Demand/Money Market Accounts	60,370	230	1.53%	$70,943	$329	1.86%	$60,698	$458	1.52%	$77,647	$725	1.88%
Savings	3,879	12	1.24%	4,763	15	1.26%	3,916	25	1.29%	4,686	30	1.29%
Certificates of deposit	480,920	2,717	2.27%	302,068	2,873	3.81%	455,813	5,603	2.48%	297,322	6,112	4.15%

Total interest-bearing deposits	545,169	2,959	2.18%	377,774	3,217	3.42%	520,427	6,086	2.36%	379,655	6,867	3.65%
FHLB advances and other borrowings	134,285	1,182	3.53%	147,661	1,313	3.57%	125,880	2,272	3.64%	128,995	2,355	3.68%
Capital debt securities	16,200	290	7.16%	14,200	288	8.11%	16,200	582	7.19%	14,200	576	8.11%

Total interest-bearing liabilities	695,654	4,431	2.55%	539,635	4,818	3.58%	662,507	8,940	2.72%	522,850	9,798	3.78%
Noninterest-bearing liabilities:
Demand deposits	39,319			23,768			36,761			23,107
Other liabilities	10,278			5,731			10,111			6,157

Total noninterest-bearing liabilities	49,597			29,499			46,872			29,264

Stockholders’ equity	51,749			28,686			45,166			28,565

Total liabilities and stockholders’ equity	$797,000			$597,820			$754,545			$580,679

Interest spread (6)			3.08%			2.76%			3.03%			2.54%

Net interest income/net interest margin (7)		$6,067	3.26%		$4,139	2.93%		$11,289	3.21%		$7,424	2.72%

(1)	Average balances are computed on daily balances and Management believes such balances are representative of the operations of the Company.
(2)	Yield and rate percentages are all computed through the annualization of interest income and expenses versus the average balances of their respective accounts.
(3)	Tax equivalent basis. The tax equivalent adjustment to net interest income was $222 thousand and $192 thousand for the six months ended June 30, 2003 and 2002, respectively.
(4)	Non-accrual loans are included in the average loan balances, and income on such loans is recognized on a cash basis.
(5)	Consists of funds advanced in settlement of loans.
(6)	Interest spread is the average yield earned on earning assets, less the average rate incurred on interest bearing liabilities.
(7)	Net interest margin is net interest income expressed as a percentage of average earning assets.

Non-interest income increased from $10,997 for the six months ended June 30, 2002 to $16,431 for the same period in 2003. This increase was primarily attributable to increased activity in the Company’s mortgage banking operations. For the six months ended June 30, 2003, mortgage banking income increased by 66.6% or $6,022 to $15,066 versus the same period of 2002. Mortgage banking made a significant contribution to the Company’s results in the first six months of 2003. Because of the uncertainty of future loan origination volume and the future level of interest rates, there can be no assurance that the Company will realize the same level of mortgage banking income in future periods. The decrease in the gain on sale of assets of $726 was due to less loan sales during the six months ended June 30, 2003. The gain on sale of securities decreased by $153, while other non-interest income increased by $291.

For the six months ended June 30, 2003, the Company’s non-interest expense totaled $19,580 or 42.7% higher than the same period in 2002. This increase was primarily attributable to increased activity in the mortgage banking operations. The largest component of non-interest expense, salaries and employee benefits, which represents 69.8% of total non-interest expense, increased 49.9% to $13,665 for the six months ended June 30, 2003 over the same period in 2002, and was primarily attributed to the aforementioned mortgage banking activities. Occupancy expense increased by 30.5% to $1,107, depreciation and equipment maintenance increased by 20.4% to $1,244, marketing and business development increased 56.5% to $557, and all other non-interest expenses increased by 26.9% for the six months ended 30, 2003 over the same period in 2002.

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

While the Company believes it has sufficient allowance for its existing portfolio, there can be no assurances that an additional allowance for losses on existing loans may not be necessary in the future, particularly if the economy worsens. The allowance for loan losses as a percentage of period-end loans was 1.0% and 1.1% at June 30, 2003 and 2002, respectively. The provisions for loan losses were $150 and $705 for the six months ended June 30, 2003 and 2002, respectively.

Non Performing Assets

The following table presents the Company’s nonperforming assets for the periods set forth below.

	June 30 2003	December 31 2002
	(Dollars in thousands)
Non accrual loans	$626	$506
Other real estate	76	—
Loans 90 days or more past due and still accruing interest	345	302

Total non performing assets	$1,047	$808

Total assets	$824,665	$715,167

Total non performing assets to total assets	0.13%	0.11%

Summary of Loan Loss Experience

The following table presents the Company’s loan loss experience and selected loan loss ratios for the six months ended June 30, 2003 and 2002.

	Six months ended June 30
	2003	2002
	(Dollars in thousands)
Balance of allowance for loan losses at beginning of year	$5,009	$3,697

Loans charged-off:
Commercial	(53)	(98)
Installment	—	—
Real Estate	—	(29)
Credit Cards and Other Consumer	(6)	1

Total loans charged-off	(59)	(128)

Recoveries of loans previously charged off:
Commercial	—	—
Installment	—	—
Real Estate	—	—
Credit Cards and Other Consumer	—	—

Total recoveries	—	—

Net loan (charge-offs) recoveries	(59)	(128)
Additions to allowance charged to expense	150	705

Balance at end of period	$5,100	$4,274

Average loans	$467,872	$373,709

Loans at end of period	$503,330	$382,375
Selected Loan Loss Ratios:
Net charge-offs (recoveries) during the period to average loans	0.01%	0.03%
Provision for loan losses to average loans	0.03%	0.19%
Provision for loan losses to net charge-offs (recoveries) during the period	254%	551%

Allowance for loan losses to loans at end of period	1.01%	1.12%

Non-performing assets at end of period	$1,047	$1,205

Non-performing assets to total loans at end of period	0.21%	0.32%

Allowance for loan losses to non-performing assets at end of period	488%	355%

Interest Rate Sensitivity and Liquidity

Management evaluates interest sensitivity through the use of an asset/liability management reporting gap model on a quarterly basis and then formulates strategies regarding asset generation and pricing, funding sources and pricing, and off-balance sheet commitments in order to decrease sensitivity risk. These strategies are based on management’s outlook regarding interest rate movements, the state of the regional and national economies and other financial and business risk factors. In addition, the Company establishes prices for deposits and loans based on local and national market conditions and manages its securities portfolio under policies that take interest risk into account.

Liquidity represents the institution’s ability to meet present and future financial obligations. Liquid assets include cash, interest bearing deposits with banks, federal funds sold, investments and loans maturing within one year. The Company’s funding requirements are supplied from a range of traditional sources, including various types of demand deposits, money market accounts, certificates of deposit and short-term borrowings. Federal Home Loan Bank (“FHLB”) advances are utilized as funding sources by the Company. At June 30, 2003, there was $111,000 in FHLB advances outstanding. The Company has a warehouse line of credit collateralized by first mortgage loans amounting to $75,000, which expires April 17, 2004. The Company has no reason to believe this arrangement will not be renewed. The Bank had no outstanding warehouse advances at June 30, 2003 and 2002, respectively.

The Company had purchased no Federal Funds from correspondent institutions at June 30, 2003 and 2002, respectively. The Company has lines of credit with various correspondent banks totaling $50,800.

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

The Company’s financial position at June 30, 2003 reflects liquidity and capital levels that management believes are currently adequate to fund anticipated future business expansion. Capital ratios are in excess of required regulatory minimums for a well capitalized institution. The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance, and changing competitive conditions and economic forces. The adequacy of the Company’s capital is reviewed by management on an ongoing basis. Management seeks to maintain a capital structure that will assure an adequate level of capital to support anticipated asset growth and to absorb potential losses.

The following table presents the amounts of the Company’s interest sensitive assets and liabilities that mature or reprice in the periods indicated.

	June 30,2003 Maturing or Repricing
	Within 3 months	4-12 Months	1 – 5 Years	Over 5 Years	Total
	(Dollars in thousands)
Interest-Earning Assets:
Investment securities	$16,674	$46,057	$46,713	$36,269	$145,713
Loans	352,543	35,359	78,055	37,373	503,330
Interest bearing deposits	374	—	—	—	374
Other interest-earning assets	123,340	—	—	—	123,340

Total interest-earning assets	492,931	81,416	124,768	73,642	772,757

Interest-Bearing Liabilities:
Deposits
Demand and savings (1)	40,275	478	25,237	—	65,990
Time deposits, $100,000 and over	3,972	9,858	4,703	—	18,533
Other time deposits	77,766	154,244	81,668	183,560	497,238
Other interest-bearing liabilities	20,000	25,000	84,000	—	129,000
Capital debt securities	3,000	5,000	—	8,200	16,200

Total interest-earning liabilities	145,013	194,580	195,608	191,760	726,961

Period Gap	$347,918	$(113,164)	$(70,840)	$(118,118)	$45,796

Cumulative Gap	$347,918	$234,754	$163,914	$45,796

Ratio cumulative gap to total interest-earning assets	45.02%	30.38%	21.21%	5.93%

(1)	Management has determined that interest checking, money market (except those generated by e banking) and savings accounts are not sensitive to changes in related market rates and, therefore, have been placed in the 1-5 years category.

The capital adequacy standards are based on an established minimum for Tier 1 Risk-Based Capital, Risk-Based Capital and the Tier 1 Leverage Ratio. The following table summarizes regulatory capital ratios for the Company and Resource Bank at June 30, 2003.

	Required Ratio	Resource Bankshares	Resource Bank
Tier 1 risk-based	4.00%	12.32%	10.27%
Total risk-based	8.00%	13.22%	11.18%
Tier 1 leverage	4.00 to 5.00%	8.72%	7.37%

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

Recent Accounting and Regulatory Pronouncements

In April 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 149”), which amends and clarifies the accounting and reporting requirements for derivative instruments and hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The requirements of this Statement are effective for contracts entered into or modified after June 30, 2003. Further, the requirements of the Statement are to be applied prospectively. The adoption of this standard is currently not expected to have a material impact on the Company’s consolidated results of operations or financial position.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“SFAS 150”), in May 2003. SFAS 150 initiates standards for how an issuer categorizes and evaluates certain financial instruments that display characteristics similar to liabilities and equity in its statement of financial position. The Statement is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. As a result, SFAS 150 will be effective for the Company’s third quarter starting July 1, 2003. The adoption of this standard is not expected to have a material impact on the consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (“FIN 46”). FIN 46 provides a new framework for identifying variable interest entities (“VIEs”) and determining when a company should include the assets, liabilities, noncontrolling interests and results of activities of a VIE in its consolidated financial statements. FIN 46 is effective immediately for VIEs created after January 31, 2003, and is effective beginning in the third quarter of 2003 for VIEs created prior to the issuance of the interpretation. Management does not currently expect this pronouncement to have a material impact on the Company’s results of operations or financial position.

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

Market Risk Management

The Company’s primary market risk exposure is interest rate risk. Fluctuations in interest rates will impact both the level of interest income and interest expense and the market value of the Company’s interest earning assets and interest bearing liabilities. There were no known material changes in the Company’s reported information and market risk management strategy, as stated in the Company’s 2002 annual report, during the first six months of 2003.

Item 4.	Controls and Procedures

(a) Within the 90-day period prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act filings.

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

Resource Bankshares Corporation held its 2003 Annual Meeting of Shareholders on May 22, 2003. At the Annual Meeting, the following matters were acted upon by shareholders.

1.	Election of three Class C Directors to hold office for a term of three years:

DIRECTOR	FOR	WITHHELD
T.A. Grell, Jr.	3,512,696	99,473
Thomas W. Hunt	3,512,396	99,473
Lawrence N. Smith	3,512,396	99,473

2.	Adoption of an amendment to the Company’s Articles of Incorporation increasing the number of authorized shares of common stock the Company may issue from 6,666,666 to 15 million.

FOR	AGAINST	ABSTAIN
3,560,826	49,044	2,298

3.	Adoption of an amendment to the Company’s Articles of Incorporation clarifying that the Company’s obligation to indemnify its directors and officers is subject to limitations imposed by federal banking law and regulations.

FOR	AGAINST	ABSTAIN
3,592,420	17,581	2,116

4.	Ratification of the appointment of Goodman & Company, L.L.P. as the Company’s independent auditors for the year ending December 31, 2003.

FOR	AGAINST	ABSTAIN
3,510,628	99,371	2,170

Item 6.	Exhibits and Reports on Form 8-K

3.1	Amended and Restated Articles of Incorporation.

31.1	Section 302 Certification – Chief Executive Officer

31.2	Section 302 Certification – Chief Financial Officer

32.1	Section 906 Certification – Chief Executive Officer

32.2	Section 906 Certification – Chief Financial Officer

The Company filed a Form 8-K on April 22, 2003 to file a news release announcing financial results for the first quarter of 2003.

The Company filed a Form 8-K on May 19, 2003 to file a news release announcing the webcast of a financial presentation.

The Company filed a Form 8-K on July 23, 2003 to file a news release announcing financial results for the second quarter of 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RESOURCE BANKSHARES CORPORATION

/s/ Lawrence N. Smith
Lawrence N. Smith
Chief Executive Officer
Date: August 11, 2003

/s/ Eleanor J. Whitehurst
Eleanor J. Whitehurst
Senior Vice President & Chief Financial Officer
Date: August 11, 2003