Form 10-Q
period 2003-09-30
RESOURCE BANKSHARES CORP
filed 2003-11-10
CIK 1065002

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

Commission File Number: 001-14319

RESOURCE BANKSHARES CORPORATION

(Exact name of Registrant as specified in its charter)

Virginia	54-1904386
(State or other jurisdiction of incorporation or organization)	( I.R.S. Employer Identification No.)

3720 Virginia Beach Blvd., Virginia Beach, VA 23452

(Address of principal executive offices) (Zip Code)

(757) 463-2265

(Registrant’s telephone number,

including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

At September 30, 2003, 6,014,327 shares of Resource Bankshares Corporation’s common stock, $1.50 par value, were outstanding.

RESOURCE BANKSHARES CORPORATION

FORM 10-Q

SEPTEMBER 30, 2003

PART I - FINANCIAL INFORMATION

Item I. Financial Statements

RESOURCE BANKSHARES CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30 2003	December 31 2002
	(Unaudited)
	(Dollars in thousands)
ASSETS
Cash and due from banks	$45,498	$11,252
Interest bearing deposits	4,689	2,147

	50,187	13,399

Funds advanced in settlement of mortgage loans	85,682	111,113
Securities available for sale(amortized cost of $12,453 and $21,213,respectively)	12,437	21,191
Securities held to maturity(fair value of $134,036 and $111,999,respectively)	135,219	108,650
Loans, net
Commercial	118,787	96,807
Real estate - construction	162,007	122,839
Commercial real estate	187,449	158,954
Residential real estate	64,184	49,176
Installment and consumer loans	4,800	4,968

TOTAL LOANS	537,227	432,744
Allowance for loan losses	(5,034)	(5,009)

NET LOANS	532,193	427,735

Other real estate owned	53	—
Premises and equipment, net	10,100	10,239
Cash surrender value of life insurance	13,324	9,574
Accrued interest	3,991	3,855
Other assets	8,250	9,411

	$851,436	$715,167

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non interest bearing	$31,540	$24,390
Interest bearing	606,065	492,059

TOTAL DEPOSITS	637,605	516,449

Federal funds purchased and securities sold under agreements to repurchase	18,000	32,347
FHLB advances	109,000	105,000
Capital debt securities	16,200	16,200
Accrued interest	3,210	3,522
Other liabilities	10,509	9,482

TOTAL LIABILITIES	794,524	683,000
Preferred stock, par value $10 per share, Shares authorized: 500,000; none issued and outstanding	—	—
Common stock, par value $1.50 per share Shares authorized: 15,000,000 Shares issued and outstanding: 2003 - 6,014,327; 2002 - 4,541,517	9,021	6,812
Additional paid in capital	28,114	11,959
Retained earnings	19,591	12,758
Accumulated other comprehensive gain	186	638

TOTAL STOCKHOLDERS’ EQUITY	56,912	32,167

	$851,436	$715,167

See notes to consolidated financial statements.

RESOURCE BANKSHARES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended September 30		Nine months ended September 30
	2003	2002	2003	2002
	(Dollars in thousands)		(Dollars in thousands)
Interest and dividend income
Interest and fees on loans	$6,818	$5,930	$19,291	$17,020

Interest on investment securities:
Taxable	2,028	1,957	5,998	5,770
Tax exempt	232	184	650	546

	2,260	2,141	6,648	6,316

Interest on funds advanced in settlement of mortgage loans	1,950	1,059	5,096	2,824

Total interest income	11,028	9,130	31,035	26,160

Interest expense
Interest on deposits	3,059	3,312	9,144	10,180
Interest on borrowings	1,190	1,253	3,464	3,608
Interest on capital debt securities	287	267	868	843

Total interest expense	4,536	4,832	13,476	14,631

Net interest income	6,492	4,298	17,559	11,529

Provision for loan losses	—	270	150	975

Net interest income after provision for loan losses	6,492	4,028	17,409	10,554

Noninterest income
Mortgage banking income	8,401	5,824	23,466	14,565
Service charges	134	171	416	501
Gain(loss) on sale of assets	—	—	(15)	711
Gain on sale of securities	—	—	83	236
Other	617	51	1,633	1,030

	9,152	6,046	25,583	17,043

Noninterest expense
Salaries and employee benefits	7,783	5,336	21,448	14,453
Occupancy expenses	581	427	1,688	1,275
Depreciation and equipment maintenance	619	502	1,863	1,535
Stationery and supplies	243	185	707	572
Marketing and business development	267	179	824	535
Professional fees	189	101	577	408
Outside computer services	290	219	785	694
FDIC insurance	21	17	61	53
Other	906	751	2,526	1,914

	10,899	7,717	30,479	21,439

Income before income tax	4,745	2,357	12,513	6,158
Income tax expense	1,449	711	3,807	1,817

Net income	$3,296	$1,646	$8,706	$4,341

Cash dividends declared per common share	$0.11	$0.09	$0.34	$0.28

Basic earnings per common share	$0.55	$0.36	$1.53	$0.93

Diluted earnings per common share	$0.51	$0.34	$1.44	$0.88

See notes to consolidated financial statements.

RESOURCE BANKSHARES CORPORATION

STATEMENT OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

Nine Months Ended September 30, 2003	(Dollars in Thousands)
	Common Shares	Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income(Loss)	Total
Balance, December 31, 2002	4,541,517	$6,812	$11,959	$12,758	$638	$32,167
Comprehensive income:
Net income				8,706		8,706
Changes in unrealized appreciation(depreciation) on securities available for sale, net of reclassification adjustment and tax effect					12	12
Change in fair value of hedging derivative					(464)	(464)

Total comprehensive income						8,254
Proceeds from common stock issued - net of issuance costs	1,377,560	2,066	16,064			18,130
Proceeds from exercise of stock options	95,250	143	91			234
Cash dividends declared - $0.34 per share				(1,873)		(1,873)

Balance, September 30, 2003	6,014,327	$9,021	$28,114	$19,591	$186	$56,912

See notes to consolidated financial statements.

RESOURCE BANKSHARES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended
	Sept. 30, 2003	Sept. 30, 2002
	(Dollars in thousands)
Operating activities
Net income	$8,706	$4,341
Adjustments to reconcile to net cash used by operating activities:
Provision for losses on loans and other real estate owned	150	975
Provision for losses on funds advanced in settlement of mortgage loans	99	145
Depreciation and amortization	1,055	934
Amortization of investment securities premiums, net of discounts	(1,377)	(923)
(Gain)loss on sale of loans or other real estate owned	15	(711)
Gain on sale of securities	(83)	(236)
Increase in cash surrender value of life insurance	(414)	(273)
Deferred loan origination fees, net of costs	238	482
Funds advanced in settlement of mortgage loans originated	(959,333)	(600,181)
Sales proceeds from funds advanced in settlement of mortgage loans	984,666	607,615
Changes in:
Interest receivable	(135)	(378)
Interest payable	(108)	(1,314)
Other assets	(2,178)	622
Other liabilities	2,609	1,706

Net cash provided(used) by operating activities	33,910	12,804

Investing activities:
Proceeds from sales and maturities of available-for-sale securities	10,082	2,903
Proceeds from maturities of held-to-maturity securities	42,206	23,111
Purchases of held-to-maturity securities	(67,394)	—
Purchases of available-for-sale securities	(1,246)	(41,741)
Proceeds from sale of other real estate owned	23	46
Proceeds from sale of loans	—	21,847
Loan originations, net of principal repayments	(104,922)	(98,144)
Purchases of premises, equipment and other assets	(916)	(1,930)

Net cash used by investing activities	(122,167)	(93,908)

Financing activities:
Proceeds from exercise of stock options and warrants	234	140
Payments to reacquire common stock	—	(1,349)
Proceeds from sale of common stock, net of issuance costs	18,130	—
Cash dividends paid	(1,873)	(1,302)
Proceeds(repayment) of federal funds purchased	(14,347)	14,665
Net proceeds in FHLB advances	4,000	12,200
Net increase(decrease) in demand deposits, NOW accounts and savings accounts	28,533	(26,260)
Net increase in certificates of deposits	90,368	79,481

Net cash provided by financing activities	125,045	77,575

Continued

RESOURCE BANKSHARES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended
	Sept. 30, 2003	Sept. 30, 2002
Increase(decrease) in cash and cash equivalents	36,788	(3,529)
Cash and cash equivalents at beginning of period	13,399	9,610

Cash and cash equivalents at end of period	$50,187	$6,081

Supplemental schedules and disclosures of cash flow information:
Cash paid for:
Interest on deposits and other borrowings	$13,584	$15,944

Supplemental schedule of non cash investing and financing activities:
Transfer from loans to real estate acquired through foreclosure	$76	$70

See notes to consolidated financial statements.

RESOURCE BANKSHARES CORPORATION

Notes to Consolidated Financial Statements

September 30, 2003

(UNAUDITED)

(Dollars in thousands, except per share data)

Organization and Summary of Significant Accounting Policies

(1) GENERAL

Resource Bankshares Corporation, a Virginia Corporation (the “Company”), was incorporated under the laws of the Commonwealth of Virginia on February 4, 1998, primarily to serve as a holding company for Resource Bank (the “Bank”).

The consolidated financial statements of the Company include the accounts of its wholly owned subsidiaries, Resource Bank and Virginia Financial Services, LLC; and the Bank’s wholly owned subsidiaries, CW and Company of Virginia, Resource Service Corporation and Dominion Investment Group, LLC. All significant inter-company balances and transactions have been eliminated in consolidation.

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

All per share figures have been adjusted to reflect a three-for-two stock split on September 5, 2003. Certain reclassifications have been made to prior year’s information to conform with the current year presentation.

(2) CASH AND CASH EQUIVALENTS

For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, interest-bearing deposits with banks, and federal funds sold.

(3) ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses are as follows:

Balance as of January 1, 2003	$5,009
Provision for loan losses	150
Loans charged off	(127)
Recoveries	2

Balance at September 30, 2003	$5,034

(4) NET INCOME PER SHARE

Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised, converted into common stock or resulted in the issuance of common stock that then shares in the earnings of the entity. The weighted average number of basic shares outstanding for the three and nine months ended September 30, 2003 were 5,985,307 and 5,690,613, respectively, and for the three and nine months ended September 30, 2002 were 4,622,778 and 4,644,807, respectively. The diluted weighted average number of shares outstanding for the three and nine months ended September 30, 2003 were 6,404,911 and 6,058,103, respectively, and for the three and nine months ended September 30, 2002 were 4,905,971 and 4,924,968, respectively.

(5) COMPREHENSIVE INCOME

The components of other comprehensive income and related tax effects for the nine months ended September 30, 2003 and 2002 are as follows:

	Nine months ended
	Sept. 30, 2003	Sept. 30, 2002
Unrealized holding gains(losses) arising during the period on available-for-sale securities	$100	$713
Reclassification adjustment for gains realized in income	(83)	(236)

Net unrealized gains	17	477
Tax effect	(5)	(163)

Net-of-tax amount	$12	$314

Change in fair value of hedging derivatives	$(464)	$(187)

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

In accordance with SFAS 148, the Company provides disclosures as if the fair value-based method of measuring all outstanding employee stock options was already adopted and recognized in 2003 and 2002. The following table presents the effect on net income and on basic and diluted net income per share as if the fair value based method had been applied to all outstanding and unvested awards as September 30, 2003 and 2002.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net Income, as reported	$3,296	$1,646	$8,706	$4,341
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(42)	(42)	(125)	(125)

Proforma net income	$3,254	$1,604	$8,581	$4,216

Earnings per share:
Basic - as reported	$0.55	$0.36	$1.53	$0.93
Basic - proforma	0.54	0.35	1.51	0.91

Diluted - as reported	$0.51	$0.34	$1.44	$0.88
Diluted - proforma	0.51	0.33	1.42	$0.86

(7) DERIVATIVE FINANCIAL INSTRUMENTS

Derivative financial instruments are components of the Company’s risk management profile. The Company monitors its sensitivity to changes in interest rates and may use derivative instruments to hedge this risk. In accordance with SFAS No. 133 all derivatives are recorded in the financial statements at fair value. The Company has entered into a series of interest rate swaps to hedge certificate of deposit liabilities. The total notional value at September 30, 2003 was $200 million. These transactions are designated and qualify for fair value hedge accounting. Both the interest rate swap (included in other assets in the consolidated balance sheets) and the certificates of deposit are recorded at fair value, with changes in fair value included in the statements of income as interest expense. No ineffectiveness was recognized during the three and nine months ended September 30, 2003 as the hedge relationship is considered to be 100% effective.

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

The mortgage banking segment’s most significant revenue and expense are non-interest income and non-interest expense, respectively. The Company’s segments are reported below for the periods ended September 30, 2003 and September 30, 2002.

Selected Financial Information

	Commercial and Other Operations	Mortgage Banking Operations	Total
Nine Months Ended September 30, 2003:
Net interest income after provision for loan losses	$17,409	$—	$17,409
Noninterest income	2,117	23,466	25,583
Noninterest expense	(10,972)	(19,507)	(30,479)

Net income before income taxes	$8,554	$3,959	$12,513

Nine Months Ended September 30, 2002:
Net interest income after provision for loan losses	$10,554	$—	$10,554
Noninterest income	2,478	14,565	17,043
Noninterest expense	(8,453)	(12,986)	(21,439)

Net income before income taxes	$4,579	$1,579	$6,158

Segment Assets
	Commercial and Other Operations	Mortgage Banking Operations	Total
September 30, 2003	$850,078	$1,358	$851,436

September 30, 2002	$645,992	$1,369	$647,361

(9) STOCK TRANSACTIONS

In February 2003, before the effect of the three-for-two stock split, the Company raised net proceeds of approximately $18.1 million through the sale of 918,373 shares of common stock in a public offering, at a price of $21.50 per share before underwriting discounts.

In August 2003, the Company announced a three-for-two stock split to be effected in the form of a 50% stock dividend, which was paid on September 5, 2003 to shareholders of record on August 15, 2003. The stock dividend increased the total common shares outstanding from 3,979,167 to 6,014,327.

(10) SUBSEQUENT EVENTS

In October 2003, the Board of Directors of the Company declared a $0.11 per common share dividend to shareholders of record as of October 15, 2003. The dividend was paid on October 29, 2003.

(11) PENDING MERGER WITH FULTON FINANCIAL CORPORATION

In August, the Company announced that it will merge with Fulton Financial Corporation. Fulton is a $9.3 billion Lancaster, Pennsylvania-based financial holding company which operates 199 banking offices in Pennsylvania, Maryland, Delaware and New Jersey through the following affiliates: Fulton Bank, Lancaster, PA; Lebanon Valley Farmers Bank, Lebanon, PA; Swineford National Bank, Middleburg, PA; Lafayette Ambassador Bank, Easton, PA; FNB Bank, N.A., Danville, PA; Hagerstown Trust, Hagerstown, MD; Delaware National Bank, Georgetown, DE; The Bank, Woodbury, NJ; The Peoples Bank of Elkton, Elkton, MD, Skylands Community Bank, Hackettstown, NJ, and Premier Bank, Doylestown, PA.

Fulton’s financial services affiliates include Fulton Financial Advisors, N.A., Lancaster, PA; Fulton Insurance Services Group, Inc. Lancaster, PA; and Dearden, Maguire, Weaver and Barrett, LLP, West Conshohocken, PA.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands, except per share data)

Resource Bankshares Corporation, a Virginia Corporation (the “Company”), was incorporated under the laws of the Commonwealth of Virginia on February 4, 1998, primarily to serve as a holding company for Resource Bank (the “Bank”).

In August, the Company announced that it will merge with Fulton Financial Corporation. Fulton is a $9.3 billion Lancaster, Pennsylvania-based financial holding company which operates 199 banking offices in Pennsylvania, Maryland, Delaware and New Jersey through the following affiliates: Fulton Bank, Lancaster, PA; Lebanon Valley Farmers Bank, Lebanon, PA; Swineford National Bank, Middleburg, PA; Lafayette Ambassador Bank, Easton, PA; FNB Bank, N.A., Danville, PA; Hagerstown Trust, Hagerstown, MD; Delaware National Bank, Georgetown, DE; The Bank, Woodbury, NJ; The Peoples Bank of Elkton, Elkton, MD, Skylands Community Bank, Hackettstown, NJ, and Premier Bank, Doylestown, PA.

Fulton’s financial services affiliates include Fulton Financial Advisors, N.A., Lancaster, PA; Fulton Insurance Services Group, Inc. Lancaster, PA; and Dearden, Maguire, Weaver and Barrett, LLP, West Conshohocken, PA.

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

Total assets at September 30, 2003 were $851,436, up 19.1% from $715,167 at December 31, 2002, reflecting growth in securities and loans. The Company’s investment portfolio increased by $17,815 during the first nine months of 2003, net loans increased by $104,458, while funds advanced in settlement of mortgage loans decreased by $25,431 during the same period. The principal components of the Company’s assets at the end of the period were $147,656 in securities, $50,187 in cash and cash equivalents, $85,682 in funds advanced in settlement of mortgage loans and $532,193 in net loans. The Company’s lending activities are a principal source of income.

Total liabilities at September 30, 2003 were $794,524, up from $683,000 at December 31, 2002, with the increase represented by a $121,156 (23.5%) growth in deposits, which was offset by a decrease of $10,347 (6.7%) in borrowed funds. Non-interest bearing demand deposits increased $7,150 or 29.3%, and interest bearing deposits increased by $114,006 or 23.2%. The Company’s deposits are provided by individuals and businesses located within the communities served as well as the national market.

Total stockholders’ equity at September 30, 2003 was $56,912, compared to $32,167 at December 31, 2002. This increase was primarily attributable to net proceeds of approximately $18.1 million received by the Company as a result of a public offering and sale of common stock in the first quarter of 2003. Additionally, the Company had net income of $8,706 for the nine months ended September 30, 2003 compared with net income of $4,341 for the comparable period in 2002, an increase of 100.6%. This increase is attributable to the growth in interest bearing assets, significant increases in mortgage banking income, and a significant decrease in the Company’s cost of funds.

Profitability as measured by the Company’s return on average assets (ROA) was 1.47% and .97% for the nine months ended September 30, 2003, and 2002, respectively. A key indicator of performance, the return on average equity (ROE) was 24.05% and 19.93% for the nine months ended September 30, 2003 and 2002, respectively.

Net interest income represents a principal source of earnings for the Company. The first component is the loan portfolio. Making sound loans that will increase the Company’s net interest margin is the first priority of management. The second component is gathering core deposits to match and fund the loan production. The Company also utilizes the national market to generate deposits and Federal Home Loan Bank (“FHLB”) advances to fund loan growth either for asset and liability management purposes or for a less expensive source of funds.

Net interest income on a tax equivalent basis, before provision for loan losses, increased to $17,907 for the nine months ended September 30, 2003 versus $11,818 for the same period in 2002, an increase of 51.5%. Average interest earning assets increased $177,708 from September 30, 2002 to the current period while average interest bearing liabilities increased $153,467 during the same comparative period. The yield on average interest earning assets decreased 61 basis points to 5.64% at September 30, 2003 as compared to 6.25% at September 30, 2002. The rate on interest bearing liabilities decreased 103 basis points to 2.60% at September 30, 2003 as compared to 3.63% at September 30, 2002.

Average Balances, Income and Expenses, Yields and Rates

The following table sets forth average balances or total interest earning assets and total interest bearing liabilities for the period indicated, showing the average distribution of assets, liabilities, stockholders’ equity and the related income, expense and corresponding weighted yields and costs.

	Three Months Ended September 30,						Nine Months Ended September 30,
	2003			2002			2003			2002
	Average Balance(1)	Interest	Yield/ Rate(2)	Average Balance(1)	Interest	Yield/ Rate(2)	Average Balance(1)	Interest	Yield/ Rate(2)	Average Balance(1)	Interest	Yield/ Rate(2)
Assets
Interest-earning assets:
Securities (3)	$146,648	$2,351	6.41%	$134,316	$2,227	6.63%	$143,727	$6,928	6.43%	$129,248	$6,565	6.77%
Loans (4)	517,642	6,818	5.27%	402,638	5,930	5.89%	484,644	19,291	5.31%	383,847	17,020	5.91%
Interest-earning deposits	15,226	35	0.92%	2,676	11	1.64%	8,645	68	1.05%	2,972	40	1.79%
Other interest-earning assets (5)	127,645	1,950	6.11%	54,792	1,060	7.74%	105,289	5,096	6.45%	48,530	2,824	7.76%

Total interest-earning assets	807,161	11,154	5.53%	594,422	9,228	6.21%	742,305	31,383	5.64%	564,597	26,449	6.25%
Noninterest earning assets:
Cash and due from banks	17,900			7,731			17,258			8,226
Premises and equipment	10,155			9,945			10,238			9,631
Other assets	25,119			17,193			23,777			17,092
Less: Allowance for loan losses	(5,075)			(4,361)			(5,092)			(3,955)

Total noninterest earning assets	48,099			30,508			46,181			30,994

Total assets	$855,260			$624,930			$788,486			$595,591

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits:
Demand/Money Market Accounts	71,637	242	1.35%	$64,088	$315	1.97%	$64,384	$700	1.45%	$73,078	$1,040	1.90%
Savings	4,137	8	0.77%	5,013	21	1.68%	3,991	33	1.10%	4,799	50	1.39%
Certificates of deposit	519,303	2,809	2.16%	351,251	2,976	3.39%	477,211	8,411	2.35%	315,493	9,090	3.84%

Total interest-bearing deposits	595,077	3,059	2.06%	420,352	3,312	3.15%	545,586	9,144	2.23%	393,370	10,180	3.45%
FHLB advances and other borrowings	135,087	1,190	3.52%	131,170	1,253	3.82%	128,858	3,464	3.58%	129,728	3,608	3.71%
Capital debt securities	16,200	287	7.09%	13,841	267	7.72%	16,200	868	7.14%	14,079	843	7.98%

Total interest-bearing liabilities	746,364	4,536	2.43%	565,363	4,832	3.42%	690,644	13,476	2.60%	537,177	14,631	3.63%
Noninterest-bearing liabilities:
Demand deposits	42,992			23,233			38,861			23,150
Other liabilities	11,532			6,338			10,713			6,217

Total noninterest-bearing liabilities	54,524			29,571			49,574			29,367

Stockholders’ equity	54,372			29,996			48,268			29,047

Total liabilities and stockholders’ equity	$855,260			$624,930			$788,486			$595,591

Interest spread (6)			3.10%			2.79%			3.04%			2.61%

Net interest income/net interest margin (7)		$6,618	3.28%		$4,396	2.93%		$17,907	3.22%		$11,818	2.79%

(1)	Average balances are computed on daily balances and Management believes such balances are representative of the operations of the Company.
(2)	Yield and rate percentages are all computed through the annualization of interest income and expenses versus the average balances of their respective accounts.
(3)	Tax equivalent basis. The tax equivalent adjustment to net interest income was $348 thousand and $289 thousand for the nine months ended September 30, 2003 and 2002, respectively.
(4)	Non-accrual loans are included in the average loan balances, and income on such loans is recognized on a cash basis.
(5)	Consists of funds advanced in settlement of loans.
(6)	Interest spread is the average yield earned on earning assets, less the average rate incurred on interest bearing liabilities.
(7)	Net interest margin is net interest income expressed as a percentage of average earning assets.

Non-interest income increased from $17,043 for the nine months ended September 30, 2002 to $25,583 for the same period in 2003. This increase was primarily attributable to increased activity in the Company’s mortgage banking operations. For the nine months ended September 30, 2003, mortgage banking income increased by 61.1% or $8,901 to $23,466 versus the same period of 2002. Mortgage banking made a significant contribution to the Company’s results in the first nine months of 2003. Because of the uncertainty of future loan origination volume and the future level of interest rates, there can be no assurance that the Company will realize the same level of mortgage banking income in future periods. The decrease in the gain on sale of assets of $726 was due to reduced portfolio loan sales during the nine months ended September 30, 2003, compared to the same period in 2002. The gain on sale of securities decreased by $153, while all other non-interest income increased by $518.

For the nine months ended September 30, 2003, the Company’s non-interest expense totaled $30,479 or 42.2% higher than the same period in 2002. This increase was primarily attributable to increased activity in the Company’s mortgage banking operations. The largest component of non-interest expense, salaries and employee benefits, which represents 70.4% of total non-interest expense, increased 48.4% to $21,448 for the nine months ended September 30, 2003 over the same period in 2002, and was primarily attributed to the aforementioned mortgage banking activities. Occupancy expense increased by 32.4% to $1,688, depreciation and equipment maintenance increased by 21.4% to $1,863, marketing and business development increased 54.0% to $824, and all other non-interest expenses increased by 27.9% for the nine months ended September 30, 2003 over the same period in 2002.

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

While the Company believes it has a sufficient loan loss allowance for its existing portfolio, there can be no assurances that an additional allowance for losses on existing loans may not be necessary in the future, particularly if the economy worsens. The allowance for loan losses as a percentage of period-end loans was .94% and 1.1% at September 30, 2003 and 2002, respectively. The provisions for loan losses were $150 and $975 for the nine months ended September 30, 2003 and 2002, respectively.

Non Performing Assets

The following table presents the Company’s nonperforming assets for the periods set forth below.

	September 30 2003	December 31 2002
	(Dollars in thousands)
Non accrual loans	$636	$506
Other real estate	53	—
Loans 90 days or more past due and still accruing interest	523	302

Total non performing assets	$1,212	$808

Total assets	$851,436	$715,167

Total non performing assets to total assets	0.14%	0.11%

Summary of Loan Loss Experience

The following table presents the Company’s loan loss experience and selected loan loss ratios for the nine months ended September 30, 2003 and 2002.

	Nine months ended September 30
	2003	2002
	(Dollars in thousands)
Balance of allowance for loan losses at beginning of year	$5,009	$3,697

Loans charged-off:
Commercial	(121)	(145)
Installment	—	—
Real Estate	—	(29)
Credit Cards and Other Consumer	(6)	(1)

Total loans charged-off	(127)	(175)

Recoveries of loans previously charged off:
Commercial	2	32
Installment	—	—
Real Estate	—	1
Credit Cards and Other Consumer	—	—

Total recoveries	2	33

Net loan (charge-offs) recoveries	(125)	(142)
Additions to allowance charged to expense	150	975

Balance at end of period	$5,034	$4,530

Average loans	$484,644	$383,847

Loans at end of period	$537,227	$421,246
Selected Loan Loss Ratios:
Net charge-offs (recoveries) during the period to average loans	0.03%	0.04%
Provision for loan losses to average loans	0.03%	0.25%
Provision for loan losses to net charge-offs (recoveries) during the period	120%	687%

Allowance for loan losses to loans at end of period	.94%	1.08%

Non-performing assets at end of period	$1,212	$901

Non-performing assets to total loans at end of period	0.23%	0.21%

Allowance for loan losses to non-performing assets at end of period	415%	503%

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

Liquidity represents the institution’s ability to meet present and future financial obligations. Liquid assets include cash, interest bearing deposits with banks, federal funds sold, investments and loans maturing within one year. The Company’s funding requirements are supplied from a range of traditional sources, including various types of demand deposits, money market accounts, certificates of deposit and short-term borrowings. Federal Home Loan Bank (“FHLB”) advances are utilized as funding sources by the Company. At September 30, 2003, there were $109,000 in FHLB advances outstanding. The Company has a warehouse line of credit collateralized by first mortgage loans amounting to $75,000 which expires April 17, 2004. The Company has no reason to believe this arrangement will not be renewed. The Bank had no outstanding warehouse advances at September 30, 2003 and 2002, respectively.

The Company had purchased no Federal Funds from correspondent institutions at September 30, 2003 and $14,665 at September 30, 2002. The Company has lines of credit with various correspondent banks totaling $50,800.

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

The Company’s financial position at September 30, 2003 reflects liquidity and capital levels that management believes are currently adequate to fund anticipated future business expansion. Capital ratios are in excess of required regulatory minimums for a well capitalized institution. The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance, and changing competitive conditions and economic forces. The adequacy of the Company’s capital is reviewed by management on an ongoing basis. Management seeks to maintain a capital structure that will assure an adequate level of capital to support anticipated asset growth and to absorb potential losses.

The following table presents the amounts of the Company’s interest sensitive assets and liabilities that mature or reprice in the periods indicated.

	Sept. 30,2003 Maturing or Repricing
	Within 3 months	4-12 Months	1 – 5 Years	Over 5 Years	Total
	(Dollars in thousands)
Interest-Earning Assets:
Investment securities	$14,148	$6,728	$53,204	$73,576	$147,656
Loans	387,512	28,423	76,979	44,313	537,227
Interest bearing deposits	4,689	—	—	—	4,689
Other interest-earning assets	85,682	—	—	—	85,682

Total interest-earning assets	492,031	35,151	130,183	117,889	775,254

Interest-Bearing Liabilities:
Deposits
Demand and savings (1)	42,647	—	48,361	—	91,008
Time deposits, $100,000 and over	3,255	8,234	1,898	—	13,387
Other time deposits	281,448	155,574	64,648	—	501,670
Other interest-bearing liabilities	18,000	25,000	84,000	—	127,000
Capital debt securities	3, 000	5,000	—	8,200	16,200

Total interest-earning liabilities	348,350	193,808	198,907	8,200	749,265

Period Gap	$143,681	$(158,657)	$(68,724)	$109,689	$25,989

Cumulative Gap	$143,681	$(14,976)	$(83,700)	$25,989

Ratio cumulative gap to total interest-earning assets	18.53%	-1.93%	-10.80%	3.35%

(1)	Management has determined that interest checking, money market (except those generated by e banking) and savings accounts are not sensitive to changes in related market rates and, therefore, have been placed in the 1-5 years category.

The capital adequacy standards are based on an established minimum for Tier 1 Risk-Based Capital, Risk-Based Capital and the Tier 1 Leverage Ratio. The following table summarizes regulatory capital ratios for the Company and Resource Bank at September 30, 2003.

	Required Ratio	Resource Bankshares	Resource Bank
Tier 1 risk-based	4.00%	12.57%	10.92%

Total risk-based	8.00%	13.45%	11.80%

Tier 1 leverage	4.00 to 5.00%	8.44%	7.39%

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

The allowance for loan losses is established and maintained at levels deemed adequate by management to cover losses inherent in the loan portfolio, based upon evaluation of the risks in the portfolio and changes in the nature and volume of loan activity. Estimates for loan losses are determined by analyzing historical loan losses, current trends in delinquencies and charge-offs, the opinions of regulators, and changes in the size and composition of the loan portfolio. The Company also considers the impact of economic events, the outcome of which are uncertain. While management uses the best information available in establishing the allowance, future adjustments may be necessary if economic conditions differ substantially from the assumptions used in making valuations, or if required by regulators based upon information available to them at the time of their examinations. Although management believes that the allowance for loan losses is adequate and properly recorded in the financial statements, differing economic conditions or alternate methods of estimation could result in materially different amounts of loan losses.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market Risk Management

The Company’s primary market risk exposure is interest rate risk. Fluctuations in interest rates will impact both the level of interest income and interest expense and the market value of the Company’s interest earning assets and interest bearing liabilities. There were no known material changes in the Company’s reported information and market risk management strategy, as stated in the Company’s 2002 annual report, during the first nine months of 2003.

Item 4. Controls and Procedures

(a) During the third quarter, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act filings.

(b) There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect its internal controls subsequent to the date the Company carried out its evaluation.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding a lawsuit filed against Resource Bank in March 2002 under the Telephone Consumer Protection Act, or TCPA, is contained in the Company’s 10-K/A for the fiscal year ended December 31, 2002. As described in the 10-K/A, the Bank filed a motion to dismiss the lawsuit on the grounds that the TCPA is unconstitutional. A hearing on the motion has been held on the matter and the matter is under submission with the court.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 6. Exhibits and Reports on Form 8-K

31.1	Section 302 Certification – Chief Executive Officer
31.2	Section 302 Certification – Chief Financial Officer
32.1	Section 906 Certification – Chief Executive Officer
32.2	Section 906 Certification – Chief Financial Officer

The Company filed a Form 8-K on August 27, 2003 announcing that the Company had entered into a definitive merger agreement pursuant to which it will be acquired by Fulton Financial Corporation.

The Company filed a Form 8-K/A on August 29, 2003 to file the first amendment to the agreement and plan of merger with Fulton Financial Corporation.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RESOURCE BANKSHARES CORPORATION

/s/ Lawrence N. Smith
Lawrence N. Smith
Chief Executive Officer
Date: November 10, 2003

/s/ Eleanor J. Whitehurst
Eleanor J. Whitehurst
Senior Vice President & Chief Financial Officer
Date: November 10, 2003