Form 10-K
period 2003-12-31
RESOURCE BANKSHARES CORP
filed 2004-03-12
CIK 1065002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

The aggregate market value of voting stock held by non-affiliates of the registrant based on the closing sale price on June 30, 2003 as reported in The Wall Street Journal, was $115,847,169. For the purpose of the foregoing calculation only, directors and executive officers of the registrant have been deemed affiliates.

The number of shares outstanding of the registrant’s common stock as of February 26, 2004: 6,084,848.

PART I

In addition to historical information, the following discussion contains forward looking statements that are subject to risks and uncertainties that could cause the Company’s actual results to differ materially from those anticipated. These forward looking statements include, but are not limited to, statements regarding the Company’s management of credit risk, credit policies generally, allowances for loan losses, and the effect of interest rates on the Company’s profitability. Several factors, including the local and national economy and the demand for residential mortgage loans, could have a material effect on the Company’s anticipated results. Readers are cautioned not to place undue reliance on these forward looking statements, which reflect management’s analysis only as of the date of this document.

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

In August 2003, the Company announced that it will merge with Fulton Financial Corporation. Fulton is a $9.3 billion Lancaster, Pennsylvania-based financial holding company which operates 199 banking offices in Pennsylvania, Maryland, Delaware and New Jersey through the following affiliates: Fulton Bank, Lancaster, PA; Lebanon Valley Farmers Bank, Lebanon, PA; Swineford National Bank, Middleburg, PA; Lafayette Ambassador Bank, Easton, PA; FNB Bank, N.A., Danville, PA; Hagerstown Trust, Hagerstown, MD; Delaware National Bank, Georgetown, DE; The Bank, Woodbury, NJ; The Peoples Bank of Elkton, Elkton, MD, Skylands Community Bank, Hackettstown, NJ, and Premier Bank, Doylestown, PA. The merger was approved by shareholders of the Company on February 26, 2004 and the transaction is anticipated to close on April 1, 2004.

The Bank opened for business September 1, 1988. After four years of initial losses the Bank was recapitalized, and a new management team and new Board of Directors took control January 1, 1993. In June 1999, Resource Bank opened a banking office in Chesapeake, Virginia and in February 2000 the bank opened a banking office in Newport News, Virginia. Additionally, at the end of 2001 the bank transformed its loan production office in Richmond, Virginia, which was opened in May 1995, into a full-service banking office. During 2001, the Company moved into its new northern Virginia regional office located in Herndon, Virginia, on Elden Street, a main business thoroughfare in the Dulles corridor. The Bank opened its sixth full service banking office in Virginia Beach, Virginia in December 2002.

The Bank serves customers throughout Virginia, providing banking services primarily to individuals and businesses located in Hampton Roads in southeast Virginia, Fairfax County in northern Virginia and in the greater Richmond metropolitan area. The Bank markets its services to consumers, small to medium sized businesses and professional people and emphasizes personal relationship banking. A full range of services is offered including checking and savings accounts, certificates of deposit and charge cards, as well as services typically associated with larger banks, such as sweep account capacity, automatic reconcilement, and corporate credit cards. The Bank is a Preferred Lender under the Small Business Administration (SBA) program in both the Richmond, Virginia and Washington, DC SBA districts and ranked second in loan volume (56 loans totaling $12.6 million) in the Richmond district in fiscal year 2003.

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

Furthering the expansion strategy related to its mortgage operation, the Company completed several acquisitions in 2000 and 2001 and entered into a joint venture in 2000. In February 2001, the Bank acquired the operating assets of Atlantic Mortgage and Investment Company, a company that specializes in commercial loan originations, placements and servicing in the mid-Atlantic region of the United States. In 2000, the year prior to this acquisition, Atlantic closed over $99 million in mortgage loans. In addition, the Bank acquired the operating assets of First Jefferson Mortgage Corporation, a Virginia based residential mortgage loan origination company, in March 2001. In 2000, the year prior to this acquisition, First Jefferson closed over $250 million in mortgage loans. The Company also acquired two title abstract and real estate closing agency companies: PRC Title, LLC, in May of 2001; and CW and Company of Virginia, in June 2000. Additionally, during August 2000, Resource Service Corporation, the Bank’s wholly-owned non-operating subsidiary, entered into a joint venture with Financial Planners’ Mortgage Company, Inc. by forming Financial Planners Mortgage, LLP, a limited partnership which participates in residential one to four family loan production. These acquisitions and the joint venture have expanded the scope of mortgage services the Company markets. In May 2002, the Company established Virginia Financial Services LLC, a limited liability company which provides management consulting services. The company initially held a 49% interest in Virginia Financial Services and in June 2003, purchased the remaining interest making it a wholly owned subsidiary of the Company. In May 2003, Resource Service Corporation entered into a joint venture with Homebanc of MD., Inc. by forming HomeBanc LLP, a limited partnership which participates in residential one to four family loan production. Resource Service Corporation holds a 51% interest in HomeBanc LLP. In September 2003, the Bank formed a wholly-owned subsidiary, Dominion Investment Group LLC, which provides brokerage services. In February 2004, Resource Service Corporation entered into a joint venture with LMP Mortgage Venture, LLC, by forming Alliance One Mortgage, LLP, a limited partnership which participates in residential one to four family loan production. Resource Service Corporation holds a 51% interest in Alliance One Mortgage, LLP.

Average Balances, Interest Income and Expenses, and Average Yields and Rates

The following table sets forth average balances of total interest earning assets and total interest bearing liabilities for the periods indicated, showing the average distribution of assets, liabilities, stockholders’ equity and the related income, expense and corresponding weighted-average yields and costs.

	Year ended December 31
	2003			2002			2001
	Average Balance(1)	Income/ Expense	Yield/ Rate(2)	Average Balance(1)	Income/ Expense	Yield/ Rate(2)	Average Balance(1)	Income/ Expense	Yield/ Rate(2)
	(Dollars in thousands)
Assets

Interest Earning Assets:

Securities (3)	$147,387	$9,594	6.51%	$129,953	$8,725	6.71%	$92,626	$7,079	7.64%
Loans (4)	505,047	26,873	5.32%	393,588	23,137	5.88%	306,802	22,148	7.22%
Interest bearing deposits in other banks	9,162	40.44%		3,080	51	1.66%	9,791	366	3.74%
Other earning assets (5)	97,285	6,289	6.46%	57,800	4,272	7.39%	45,596	3,523	7.73%

Total interest earning assets	758,881	42,796	5.64%	584,421	36,185	6.19%	454,815	33,116	7.28%
Non-interest earning assets:
Cash and due from banks	16,812			8,087			5,946
Premises and equipment	10,238			9,742			6,943
Other assets	23,722			17,451			12,504
Less: Allowance for loan losses	(5,075)			(4,124)			(3,718)

Total non-interest earning assets	45,697			31,156			21,675

Total Assets	$804,578			$615,577			$476,490

Liabilities and Stockholders’ Equity
Interest Bearing Liabilities:
Interest bearing deposits:
Demand/MMDA accounts	$70,022	$997	1.42%	70,242	$1,303	1.86%	$120,288	$5,065	4.21%
Savings	4,094	39.95%		4,643	66	1.42%	4,465	140	3.14%
Certificates of deposit	480,145	10,932	2.28%	335,383	12,115	3.61%	243,807	13,299	5.45%

Total interest bearing deposits	554,261	11,968	2.16%	410,268	13,484	3.29%	368,560	18,504	5.02%
FHLB advances and other borrowings	133,617	4,686	3.51%	130,731	4,808	3.68%	51,904	2,276	4.39%
Capital debt securities	16,200	1,153	7.12%	14,384	1,133	7.88%	9,666	879	9.09%

Total interest bearing liabilities	704,078	17,807	2.53%	555,383	19,425	3.50%	430,130	21,659	5.04%
Non-interest bearing liabilities:
Demand deposits	39,615			24,049			16,386
Other liabilities	10,506			6,778			5,722

Total liabilities	50,121			30,827			22,108
Stockholders’ equity	50,379			29,367			24,252

Total liabilities and stockholders’ equity	$804,578			$615,577			$476,490

Interest spread (6)			3.11%			2.69%			2.24%
Net interest income/net interest margin (7)		$24,989	3.29%		$16,760	2.87%		$11,457	2.52%

(1)	Average balances are computed on daily balances and Management believes such balances are representative of the operations of the Company.
(2)	Yield and rate percentages are all computed through the annualization of interest income and expenses versus the average balance of their respective accounts.
(3)	Tax equivalent basis. The tax equivalent adjustment to net interest income was $473 thousand, $387 thousand, and $424 thousand for the years ended December 31, 2003, 2002 and 2001, respectively.
(4)	Non-accrual loans are included in the average loan balances, and income on such loans is recognized on a cash basis.
(5)	Consists of funds advanced in settlement of loans.
(6)	Interest spread is the average yield earned on earning assets, less the average rate incurred on interest bearing liabilities.
(7)	Net interest margin is net interest income, expressed as a percentage of average earning assets.

As the largest component of income, net interest income represents the amount that interest and fees earned on loans and investments exceeds the interest costs of funds used to support these earning assets. The relative levels, rates and mix of earning assets and interest-bearing liabilities determine net interest income.

For the year ended December 31, 2003, net interest income on a tax equivalent basis was $25.0 million, an increase of approximately $8.2 million, or 49.1% over $16.8 million for the same period in 2002. Average interest earning assets increased $174.4 million from 2002 to 2003 while average interest bearing liabilities increased $148.7 million. The yield on average interest earning assets for the year ended December 31, 2003 was 5.64% compared with 6.19% for the comparable 2002 period. The 2003 yield on loans was 5.32% compared to 5.88% in 2002. The cost on average interest bearing liabilities decreased ninety seven basis points during 2003 to 2.53%, compared to 3.50% during 2002.

For the year ended December 31, 2002, net interest income on a tax equivalent basis increased 46.3% or $5.3 million over 2001. Average interest earning assets increased $129.6 million from 2001 to 2002 while average interest bearing liabilities increased $125.3 million. The yield on average interest earning assets for the year ended December 31, 2002 was 6.19% compared with 7.28% for the comparable 2001 period. The 2002 yield on loans was 5.88%, compared to 7.22% in 2001. The cost on average interest bearing liabilities decreased one hundred and fifty four basis points during 2002 to 3.50%, compared to 5.04% during 2001.

The Company’s net interest margin is sensitive to the loan origination volume of the mortgage banking division. Loans originated by the mortgage banking division are sold on a servicing released basis, in the secondary mortgage market. Each mortgage loan originated is sold when the borrower locks-in the interest rate on the loan. However, Resource Bank does retain a small percentage of loans originated for its own permanent portfolio. When the volume of mortgage loan originations increases, typically in a declining interest rate environment, “funds advanced in settlement of mortgage loans” increase. This balance sheet item represents funds advanced to close mortgage loans, pending delivery of the loans to the loan purchaser. Until a mortgage loan is transferred to the purchaser, the Company receives interest on the loan at the note rate. Funds advanced in settlement of mortgage loans are financed to a large extent with short-term borrowings and short-term certificates of deposit. Thus, as funds advanced in settlement of mortgage loans increase, a corresponding increase in net interest income occurs. The average balance of funds advanced in settlement of mortgage loans was $97.3 million for the year ended December 31, 2003, compared to $57.8 million in the year ended December 31, 2002 and $45.6 million in the year ended December 31, 2001.

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

During the period of June 1999 through May 2000, the Federal Reserve Bank increased interest rates six times, raising short-term rates by 150 basis points. Since June 2000, the Federal Reserve Bank has decreased rates twelve times, lowering short-term rates by 550 basis points to 1.00%. Market interest rates have generally seen corresponding declines, with the prime lending rate decreasing to 4.00%, and the cost of interest bearing deposits declining more than 500 basis points since June 2000. Decreases in rates generally promote economic growth and increase borrowing activities, while increases in rate tend to slow economic growth and reduce borrowing activities.

	Year Ended December 31
	2003 compared to 2002 Increase (Decrease) Due to Changes in:			2002 compared to 2001 Increase (Decrease) Due to Changes in:			2001 compared to 2000 Increase (Decrease) Due to Changes in:
	Volume	Rate	Net	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in thousands)
Interest Income:
Securities (2)	$1,136	$(267)	$869	$2,586	$(940)	$1,646	$3,420	$(211)	$3,209
Loans (1)	8,510	(2,757)	5,753	6,473	(4,735)	1,738	5,727	(4,438)	1,289
Interest bearing deposit in other banks	47	(58)	(11)	(174)	(141)	(315)	74	(245)	(171)

Total (2)	$9,693	$(3,082)	$6,611	$8,885	$(5,816)	$3,069	$9,221	$(4,894)	$4,327

Interest Expense:

Interest bearing deposits	$3,912	$(5,428)	$(1,516)	$1,909	$(6,929)	$(5,020)	$4,618	$(3,094)	$1,524
FHLB advances and other Borrowing	191	(293)	(102)	3,533	(747)	2,786	1,788	(628)	1,160

Total	$4,103	$(5,721)	$(1,618)	$5,442	$(7,676)	$(2,234)	$6,406	$(3,722)	$2,684

Increase (decrease) in net interest income	$5,590	$2,639	$8,229	$3,443	$1,860	$5,303	$2,815	$(1,172)	$1,643

(1)	Loans include funds advanced in settlement of loans.
(2)	Tax equivalent basis.

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

The following table presents the amounts of the Company’s interest sensitive assets and liabilities that mature or re-price in the periods indicated.

	December 31, 2003 Maturing or Repricing
	Within 3 Months	4-12 Months	1-5 Years	Over 5 Years	Total
	(Dollars in thousands)
Interest-Earning Assets:
Investment securities	$9,380	$7,387	$45,808	$94,956	$157,531
Loans	414,830	56,421	77,479	42,232	590,962
Interest bearing deposits	645	—	—	—	645
Other interest-earning assets	77,011	—	—	—	77,011

Total interest-earning assets	501,866	63,808	123,287	137,188	826,149

Interest-Bearing Liabilities:
Deposits
Demand and savings (1)	33,122	—	60,942	—	94,064
Time deposits, $100,000 and over	8,541	17,181	3,542	—	29,264
Other time deposits (2)	267,451	131,323	51,837	—	450,611
Other interest-bearing liabilities	88,745	—	83,491	—	172,236
Capital debt securities	8,000	—	—	8,200	16,200

Total interest-bearing liabilities	405,859	148,504	199,812	8,200	762,375

Period Gap	$96,007	$(84,696)	$(76,525)	$128,988	$63,774

Cumulative Gap	$96,007	$11,311	$(65,214)	$63,774

Ratio cumulative gap to total Interest-earning assets	11.62%	1.37%	(7.89)%	7.72%

(1)	Management has determined that interest checking, money market (except those generated by e-banking) and savings accounts are not sensitive to changes in related market rates and, therefore, have been placed in the 1-5 years category.
(2)	Management has entered into interest rate swap transactions with an aggregate notional amount of $205 million as of December 31, 2003, where the Bank is the fixed rate receiver and the floating rate payer (generally tied to three month LIBOR). These swaps are matched against long term fixed rate certificates of deposit, which combine to generate long term floating rate funding for the Bank. As a result, these long term fixed rate CD’s which would otherwise be reported in the 1-5 Years or Over 5 Years categories are instead reported in the Within 3 Months category because the Bank is paying a floating rate tied to 3 month LIBOR for these funds.

The results of the rate sensitivity analysis for 2003 show that the Company had $96.0 million more in assets than liabilities subject to repricing within three months or less and was, therefore, in an asset sensitive position.

The cumulative gap at the end of one year was $11.3 million, an asset-sensitive position. Approximately $471.2 million, or 79.7% of the total loan portfolio, matures or re-prices within one year or less. An asset-sensitive institution’s net interest margin and net interest income generally will be impacted favorably by rising interest rates, while that of a liability sensitive institution generally will be impacted favorably by declining rates.

Increases and decreases in the Company’s mortgage banking income (which consists primarily of gains on sales of mortgage loans) tend to offset decreases and increases in the net interest margin. In a climate of lower or declining interest rates, mortgage-banking income tends to increase as refinancing activity leads to an increase in mortgage loan originations. In a climate of rising or higher interest rates, decreases in mortgage loan originations lead to a corresponding decrease in mortgage banking income.

Investment Portfolio

The following tables present certain information on the Company’s investment securities portfolio:

	Securities Available for Sale (1)
	2003	2002	2001
	(Dollars in thousands)
U. S. Government Agencies	$3,482	$4,074	$59,505
State and Municipal	—	—	12,888

Federal Reserve Bank Stock	1,337	957	867

Federal Home Loan Bank Stock	6,050	5,250	4,240
Corporate Bonds	—	—	2,720

Preferred Stock	—	9,494	33,311
Other	2,080	1,416	1,104

	$12,949	$21,191	$114,635

(1)	Carried at fair value

	Securities Held to Maturity (2)
	2003	2002	2001
U. S. Government Agencies	$82,436	$62,258	$—
State and Municipal	17,005	13,154	—
Corporate Bonds	1,029	2,098	—
Preferred Stock	44,112	31,140	—

	$144,582	$108,650	$—

(2)	Carried at cost, adjusted for amortization of premium or accretion of discount using the interest method.

Gross unrealized losses on securities available for sale were $110 thousand at December 31, 2003, $109 thousand at December 31, 2002 and $1.4 million at December 31, 2001 and gross unrealized gains were $85 thousand, $87 thousand, and $1.2 million at December 31, 2003, 2002 and 2001, respectively.

At December 31, 2003, gross unrealized gains and losses on securities held to maturity were $4.2 million and $3.6 million, respectively. At December 31, 2002, gross unrealized gains and losses on securities held to maturity were $3.4 million and $50 thousand, respectively. At December 31, 2001, there were no securities in the held to maturity category.

The following table presents information on the maturities and weighted average yields of the Company’s investment securities at December 31, 2003. The weighted average yields are calculated on the basis of book value of the investment securities and on the interest income of the investments adjusted for amortization of premium and accretion of discount.

	December 31, 2003
	Held to Maturity			Available for Sale
	Amortized Cost	Fair Value	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
U.S. Government agencies
Within one year	$—	$—		$—	$—
After one year to five years	—	—		—	—
After five years through ten years	3,901	4,061	6.27%	—	—
After ten years	78,534	76,383	6.24%	3,450	3,482	3.09%

Total	82,435	80,444	6.24%	3,450	3,482	3.09%

State and municipals:
Within one year	—	—		—	—
After one year to five years	—	—		—	—
After five years through ten years	503	510	5.97%	—	—
After ten years	16,503	17,512	5.40%	—	—

Total	17,006	18,022	5.58%	—	—

Other securities:
Within one year	—	—		—
After one year to five years	—	—		—
After five years through ten years	—	—		—
After ten years	45,141	46,785	7.66%	—	—

Total	45,141	46,785	7.66%	—	—

Total debt securities	144,582	145,251	6.77%	3,450	3,482	3.09%

Equity and others	—	—		9,524	9,467	6.55%

Total securities	$144,582	$145,251	6.77%	$12,974	$12,949	4.28%

Loan Portfolio

The table below classifies loans, net of unearned income, by major category and percentage distribution at the dates indicated:

	December 31,
	2003		2002		2001		2000		1999
Description	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
	(Dollars in thousands)
Commercial	$116,673	19.74%	$96,807	22.37%	$77,705	22.53%	$68,274	23.66%	$77,507	30.32%
Real estate—construction	183,339	31.02	122,839	28.39	86,283	25.01	72,395	25.09	68,076	26.63
Commercial real estate	210,119	35.56	158,954	36.73	125,193	36.29	98,844	34.26	64,158	25.09
Residential real estate	76,291	12.91	49,176	11.36	51,888	15.04	44,817	15.53	41,554	16.25
Installment and consumer	4,540.77		4,968	1.15	3,867	1.12	4,183	1.45	4,375	1.71

Total	$590,962	100.00%	$432,744	100.00%	$344,936	100.00%	$288,513	100.00%	$255,671	100.00%

Commercial business loans totaled $116.7 million, or 19.7% of the Bank’s loan portfolio at December 31, 2003. These loans are typically made on the basis of the borrower’s ability to make repayment from cash flow from its business and are secured by business assets, such as commercial real estate, accounts receivable, equipment and inventory.

Real estate loans (commercial and residential real estate and residential construction loans) amounted to $469.7 million, or 79.5% of the loan portfolio at December 31, 2003. Commercial real estate loans typically involve larger loan balances concentrated with single borrowers or groups of related borrowers and payment experience is typically dependent on the successful operation of a business or real estate project. Residential real estate loans generally carry lower credit risk and smaller balances and are made on the basis of the borrowers’ ability to make repayment from their personal income. Residential construction lending often involves larger loan balances with single borrowers, with repayment typically dependent upon completion and sale of the subject property(s).

Consumer or installment loans totaled $4.5 million, and accounted for less than 1% of the Bank’s loan portfolio at December 31, 2003. Consumer loans include home improvement loans, automobile loans and unsecured lines of credit.

Maturity Schedule of Loans

The table below presents information regarding the maturity of loans at December 31, 2003:

	One Year or less	Over one through Five Years	Five Years or more	Total
	(Dollars in thousands)
Commercial	$65,667	$35,355	$15,651	$116,673
Real estate – construction	167,808	15,531	—	183,339
Commercial real estate	102,385	57,156	50,578	210,119
Residential real estate	38,509	18,292	19,490	76,291
Installment and consumer loans	2,549	1,883	108	4,540

	$376,918	$128,217	$85,827	$590,962

Non-performing Assets

Whenever the accrual of interest is stopped, previously accrued but uncollected income is reversed. Thereafter, interest is recognized only as cash is received. The loan is reinstated to an accrual basis after it has been brought current as to principal and interest under the contractual terms of the loan. As of December 31, 2003, 2002, and 2001, non-accrual loans amounted to $ 377,247, $505,699, and $536,000, respectively.

	December 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands)
Non-accrual loans	$377	$506	$536	$1,015	$473
Loans contractually past due 90 days or more and still accruing	1,034	302	1,086	320	270
Troubled debt restructuring	—	—	—	—	—

Total non-performing loans	1,411	808	1,622	1,335	743

Other real estate owned	536	—	43	—	31

Total non-performing assets	$1,947	$808	$1,665	$1,335	$774

Total nonperforming assets to total loans	0.33%	0.19%	0.48%	0.46%	0.30%
Total nonperforming assets to total assets	0.22%	0.11%	0.29%	0.33%	0.25%

Summary of Loan Loss Experience

The allowance for loan losses is increased by the provision for loan losses and reduced by loans charged off, net of recoveries. The provisions for loan loss taken for the years ended December 31, 2003, 2002 and 2001 were $150,000, $1,550,000, and $195,000, respectively, which were based upon the Company’s analysis of the loan portfolio.

All deposit institutions insured by the FDIC are required to maintain an allowance for loan losses that is sufficient for the estimated inherent losses in their loan portfolios. The primary guidance for determining the proper allowance are the Statement of Financial Accounting Standards (SFAS) Number 5, Accounting for Contingencies; and Number 114, Accounting by Creditors for Impairment of a Loan. In determining the allowance for loan losses, the Company analyzes the loan portfolio and evaluates individual loans which display certain elements of weakness for impairment.

In the event that a borrowing entity has demonstrated attributes of an impaired loan whereby it may not be able to repay the loan either through cash flow or the liquidation of the collateral, the Company will determine if a loan loss allocation is required. This is primarily based on a fair value analysis of the collateral pledged to the loan. All loans and/or borrowing relationships in excess of $100,000 are reviewed on a quarterly basis; loans of lesser amounts are evaluated as a group unless they are not performing. The analysis of inherent risk within the portfolio, exclusive of and in addition to impaired loans, includes consideration of the Company’s historical charge off rates by loan category; and environmental factors including economic conditions, credit concentrations by industry and geographic area, trends in loan growth, and unfunded loan commitments.

The analyses of impaired loans, historic loss rates, environmental factors and their resultant loss allocations are evaluated on a quarterly basis. The maintenance of the Company’s allowance for loan losses is based upon the results calculated in these analyses.

The following table presents the Bank’s loan loss experience for the periods indicated:

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands)
Allowance for loan losses at Beginning of period	$5,009	$3,697	$3,521	$2,686	$2,500
Loans charged off:
Commercial	(197)	(278)	(203)	(228)	(4,436)
Real Estate	—	—	(109)	(156)	(84)
Consumer	(7)	(1)	(44)	(11)	(6)

Total	(204)	(279)	(356)	(395)	(4,526)

Recoveries of loans previously charged off:
Commercial	6	40	202	124	35
Real Estate	1	—	134	5	7
Consumer	—	1	1	1	3

Total	7	41	337	130	45

Net loans charged off	(197)	(238)	(19)	(265)	(4,481)
Provision for loan losses	150	1,550	195	1,100	4,667

Allowance for loan losses end of period	$4,962	$5,009	$3,697	$3,521	$2,686

Average total loans (net of unearned income)	$505,047	$393,588	$306,802	$263,110	$217,598
Total loans (net of unearned income) at period-end	$590,962	$432,744	$344,936	$288,513	$255,671

Ratio of net charge-offs to average loans	.04%	.06%	.01%	.10%	2.06%
Ratio of provision for loan losses to average loans	.03%	.39%	.06%	.42%	2.14%
Ratio of provision for loan losses to net charge-offs	76.14%	651.26%	1,026.32%	415.09%	104.15%
Allowance for loan losses to period-end loans	.84%	1.16%	1.07%	1.22%	1.05%
Allowance to nonperforming assets	254.85%	619.93%	222.04%	263.75%	347.03%

In establishing the allowance for loan losses, in addition to the factors described above, the Company considers the following risk elements in the loan portfolio:

•	Construction lending often involves larger loan balances with single borrowers. Construction loans involve risks attributable to the fact that loan funds are advanced upon the security of the home under construction, which is of uncertain value prior to the completion of construction. If there is a default, the Company may be required to complete and sell the home.

•	Commercial real estate loans typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. Additionally, the payment experience on loans secured by income producing properties is typically dependent on the successful operation of a business or a real estate project and thus may be subject to a greater extent to adverse conditions in the real estate market or in the economy generally. Many of the Company’s real estate loans have personal endorsements as additional security.

•	Consumer loans entail risks, particularly in the case of consumer loans which are unsecured, such as lines of credit, or secured by rapidly depreciable assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy laws, may limit the amount which the Company can recover on these types of loans. These loans may also give rise to claims and defenses by a consumer loan borrower against an assignee of such loan, and a borrower may be able to assert against the assignee claims and defenses which it has against the seller of the underlying collateral.

•	Commercial business loans typically are made on the basis of the borrower’s ability to make repayment from cash flow from its business and are secured by business assets, such as commercial real estate, accounts receivable, equipment and inventory. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself. Further, the collateral for commercial business loans may depreciate over time and cannot be appraised with as much precision as residential real estate.

Deposits

The table below presents average deposits and average rates paid, by major category, at the dates indicated:

	2003		2002		2001
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)
Interest-bearing deposits
Demand/MMDA accounts	$70,022	1.42%	$70,242	1.86%	$120,288	4.21%
Savings	4,094.95%		4,643	1.42%	4,465	3.14%
Certificates of deposit	480,145	2.28%	335,383	3.61%	243,807	5.45%

Total interest bearing deposits	554,261	2.16%	410,268	3.29%	368,560	5.02%

Non interest bearing deposits	39,615	—	24,049	—	16,386	—

Total average deposits	$593,876	2.02%	$434,317	3.11%	$384,946	4.81%

The following table is a summary of time deposits of $100,000 or more by remaining maturities at December 31, 2003:

	Amount	Percent
	(Dollars in thousands)
Three months or less	$8,541	29.19%
Three to twelve months	17,181	58.71%
Over twelve months	3,542	12.10%

Total	$29,264	100.00%

Short Term Borrowings

The following table sets forth consolidated short-term borrowings. These borrowings represent advances to the Bank by the Federal Home Loan Bank of Atlanta and are secured by Federal Home Loan Bank stock, investment securities and first mortgage loans and federal funds purchased and securities sold under agreements to repurchase. During 2003, the Bank purchased federal funds on an unsecured basis for up to thirty consecutive days from a correspondent bank.

	Years Ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Balance at period end	$88,745	$43,347	$36,500
Average balance during period	$53,403	$40,856	$16,871
Average rate	2.38%	2.25%	3.35%
Maximum outstanding during period	$99,743	$76,133	$57,433

Return on Equity and Assets

The following table sets forth ratios for the Company considered to be significant indicators of the Company’s profitability and financial condition during the periods indicated:

	Return in Equity and Assets
	2003	2002	2001
Return on average assets	1.45%	1.03%	.95%
Return on average equity	23.20%	21.55%	18.73%
Dividend payout ratio	23.40%	29.02%	32.21%
Average equity to average asset ratio	6.26%	4.77%	5.09%
Tier I leverage ratio	8.77%	6.64%	6.88%
Tier I risk-based	12.17%	8.34%	9.49%

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

Employees

At December 31, 2003 the Company had 337 full time and 36 part time employees in its banking and mortgage operations. None of its employees is represented by any collective bargaining unit, and the Company believes relations with its employees are good.

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

T. A. Grell, Jr. has been President of Resource Bankshares since November 2001 and President and Chief Operating Officer of Resource Bank since December 1998. Mr. Grell has also served as a director of Resource Bankshares and Resource Bank since October 2000. From 1984 until joining Resource Bank, he was a senior officer at Central Fidelity Bank, ultimately serving as Executive Vice President prior to Wachovia Bank’s acquisition of Central Fidelity. Mr. Grell has 31 years of experience in the banking industry.

Harvard R. Birdsong, II has been an Executive Vice President of Resource Bankshares since October 2001 and an Executive Vice President of Resource Bank since June 2001 and continues to serve as the Chief Credit Officer of Resource Bank. Prior to accepting these positions, Mr. Birdsong served as a Senior Vice President of Resource Bankshares and a Senior Vice President and Chief Credit Officer of Resource Bank. Before joining Resource Bank in 1997, he was a Senior Credit Officer at Essex Savings Bank, FSB, where he was employed from 1984 through 1996. He has been employed in the banking industry for 32 years.

Debra C. Dyckman has been an Executive Vice President of Resource Bankshares since October 2001 and an Executive Vice President of Resource Bank since June 2001. Prior to accepting these positions, Ms. Dyckman had served as a Senior Vice President of Operations and Secretary of Resource Bank since 1992 and of Resource Bankshares since its inception in 1998. Ms. Dyckman has been in banking for 32 years and serves on the Board of Trustees of Cape Henry Collegiate School.

James M. Miller has been an Executive Vice President of Resource Bankshares since October 2001 and an Executive Vice President of Resource Bank since June 2001. Mr. Miller served as President of Resource Bank’s northern Virginia region from 1997 until August 2001, and as a Senior Vice President of Resource Bankshares until October 2001. Mr. Miller was President of Eastern American Bank, FSB prior to its merger with Resource Bank in December 1997. He is active in civic affairs and has 23 years experience in banking and finance.

Eleanor J. Whitehurst has been a Senior Vice President and Chief Financial Officer of Resource Bank since 1992 and of Resource Bankshares since its inception in 1998. She has more than 32 years of experience in the banking industry.

Item 2. Properties

The leases covering the Company’s banking facilities are long-term with renewal provisions designed to assure that the Company will be able to operate in these facilities for the foreseeable future. Details of the leases may be reviewed in the notes to consolidated financial statements that accompany this Form 10-K. The leases covering loan production offices are generally terminable with very short notice. The Company owns the three-story office building in Herndon, Virginia from which its northern Virginia operations are conducted. Additionally, the Company owns a four acre parcel of land in Virginia Beach, Virginia on which the Company intends to build a new headquarters building.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to the Company’s shareholders for a vote during the fourth quarter of 2003.

PART II

Item 5. Market for Registrant’s Common Stock and Related Stockholder Matters

The Company’s common stock is listed on the Nasdaq National Market (“Nasdaq/NM”) under the symbol “RBKV”. The high and low closing sales prices of the Company’s common stock during 2003 and 2002 and information concerning dividends paid on the Company’s common stock (in each case as adjusted for the three-for-two stock split declared and paid in 2003) are set forth in the following table.

	High	Low	Cash Dividend Paid
2003
Fourth Quarter	$32.03	$28.71	$0.11

Third Quarter	30.17	22.67	0.11

Second Quarter	22.73	14.90	0.11

First Quarter	15.33	13.62	0.11
2002
Fourth Quarter	$14.81	$12.67	$0.09

Third Quarter	13.99	11.77	0.09

Second Quarter	13.53	12.10	0.09

First Quarter	13.10	12.00	0.09

Approximately 750 shareholders of record held the Company’s 6,084,848 common shares outstanding at February 26, 2004.

The Company has declared and paid cash dividends for the past 24 fiscal quarters. The Company’s dividend payout ratio during this period has ranged from approximately 14.5% to 33.3%. Currently, the board of directors targets a dividend payout ratio in a range of 25% to 35% of after-tax earnings. The Company will not pay any dividends to shareholders if, after making such dividends, the Company would be undercapitalized under federal or state banking regulations. Additionally, declarations of dividends are at the discretion of the board of directors.

Federal banking law does not permit the Company, without prior regulatory approval, to pay a dividend if the total of all of the dividends declared in any calendar year exceeds the total net profits for that year combined with retained net profits of the preceding two calendar years, less any required transfers to surplus or to a fund for the retirement of any preferred stock. Additionally, the Company depends on dividends received from the Bank to provide funding for future dividends, if any, on the Company’s common stock. As a banking corporation organized under Virginia law, the Bank’s ability to pay dividends is generally limited to the amount of its retained earnings. As of December 31, 2003, the Bank could pay the Company up to $18.1 million in dividends without having to obtain prior regulatory approval.

The Federal Reserve recommends that banking organizations pay dividends only if the net income available to shareholders in the past year fully funds those dividends and the expected rate of earnings retention is consistent with capital needs, asset quality and overall financial condition. The Company’s dividend policy complies with this recommendation.

The following chart sets forth information regarding the Company’s stock based equity compensation plans.

Shares and price have been restated to reflect a three-for-two split on September 5, 2003.

Equity Compensation Plan Information

	(a)		(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	672,497	(1)	$8.82	172,081	(2)
Equity compensation plans not approved by security holders	—		—	—

Total	672,497	(1)		172,081	(2)

(1)	Consists entirely of shares of common stock underlying previously granted stock options that have not been exercised. All of these options were granted pursuant to the Company’s stock incentive plans.
(2)	Represents shares available for future issuance under the Company’s stock incentive plans.

Item 6. Selected Consolidated Financial Data

The following consolidated summary sets forth selected financial data for the Company and its subsidiaries for the periods and at the dates indicated. The following summary is qualified in its entirety by the Company’s financial statements included as part of this Form 10-K.

Years Ended December 31
2003	2002	2001	2000	1999
(Dollars in thousands, except per share data)
Income Statement Data:
Gross interest income	$42,323	$35,798	$32,692	$28,413	$21,381
Gross interest expense	17,808	19,425	21,659	18,975	12,435
Net interest income	24,515	16,373	11,033	9,438	8,946
Provision for loan losses	150	1,550	195	1,100	4,667
Net interest income after provision for loan losses	24,365	14,823	10,838	8,338	4,279
Non-interest income	32,814	24,176	20,144	11,890	6,811
Non-interest expense	40,373	30,312	24,521	14,109	12,168
Income (loss) before income taxes (benefit)	16,806	8,687	6,461	6,119	(1,078)
Income taxes (benefit)	5,118	2,358	1,918	1,886	(387)
Net income (loss)	11,688	6,329	4,543	4,233	(691)

Per Share Data (1):
Net income (loss) (2)	$2.01	$1.37	$1.05	$1.09	$(.18)
Cash dividends paid	.44	.36	.32	.28	.27
Book value at period end	9.84	7.08	6.18	5.00	4.17
Tangible book value at period end	9.73	6.94	6.02	4.98	4.17

Period-End Balance Sheet Data:
Total assets	$867,293	$715,167	$564,850	$404,494	$306,690
Total loans (net of unearned income)	586,000	432,744	344,636	288,513	255,671
Total deposits	607,466	516,449	411,504	330,645	260,469
Long-term debt	83,492	94,000	66,000	30,300	14,500
Stockholders’ equity	59,428	32,167	28,779	19,672	15,870

Performance Ratios
Return (loss) on average assets	1.45%	1.03%	0.95%	1.21%	(.25)%
Return (loss) on average stockholders’ equity	23.20%	21.55%	18.73%	24.13%	(3.90)%
Average stockholders’ equity to average total assets	6.26%	4.77%	5.09%	5.01%	6.51%
Net interest margin (3)	3.29%	2.87%	2.52%	2.92%	3.42%
Earnings to fixed charges
Excluding interest expense	3.86	x	2.45	x	3.03	x	4.03	x	.24	x
Including interest expense	1.94	x	1.45	x	1.30	x	1.32	x	.91	x

Asset Quality Ratios
Net charge-offs to average loans	.04%	.06%	.01%	.10%	2.06%
Allowance to period-end loans	.84%	1.16%	1.07%	1.22%	1.04%
Allowance to non-performing loans	254.85%	619.93%	227.93%	263.75%	361.51%
Non-accrual loans to loans	.06%	0.12%	.016%	0.35%	0.19%
Non-performing assets to loans and foreclosed properties	0.33%	0.19%	.048%	0.46%	0.30%
Risk-based capital ratios
Tier 1 capital	12.17%	8.34%	9.49%	8.74%	8.20%
Total capital	12 .98%	10 .58%	10.44%	10 .75%	9.24%
Leverage capital ratio	8.77%	6.64%	6.88%	6.69%	7.19%
Total equity to total assets	6.85%	4.50%	5.09%	4.86%	5.17%

(1)	All per share figures have been adjusted to reflect a three-for-two split on September 5, 2003.
(2)	Net income per share is computed using the weighted average outstanding shares.
(3)	Net interest margin is calculated as tax-equivalent net interest income divided by average earning assets and represents the Company’s net yield on its earning assets.

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

The number of shares outstanding, earnings per share information and other information set forth in this Item 7 related to the Company’s sale of common stock have been restated to reflect the three-for-two common stock dividend paid September 5, 2003.

For a detailed overview of the Company’s business, see “Part I. Item 1 – Business” appearing elsewhere in this Form 10-K. The following discussion should be read in conjunction with the Financial Statements and Notes thereto included as Exhibit 99.1 of this Form 10-K.

Results of Operations and Financial Condition

The Company had net income of $11,688,275 for 2003, $6,329,218 for 2002, and $4,542,621 for 2001. This constituted net basic earnings per common share of $2.01 for 2003, $1.37 for 2002, and $1.05 for 2001. With the dilutive effect of common stock equivalents, earnings per common share were $1.88 for 2003, $1.29 for 2002, and $0.99 for 2001.

In regard to business segment reporting, the Company’s retail mortgage banking operations (excluding commercial mortgage banking) generated net income before taxes of $3,681,867, $2,705,669, and $2,414,364 for the years ended December 31, 2003, 2002 and 2001, respectively.

At December 31, 2003, 63.8% of total loans were due in one year or less. Floating rate loans which re-price within one year or less represented 72.3 % of total loans, and the remainder of loans had fixed rates.

The ratio of average loans, net of unearned income, to average deposits was 85.0%, 90.6%, and 79.7%, in 2003, 2002 and 2001, respectively.

Net Interest Income

Net interest income, before provision for loan losses, increased by 49.7% in 2003 over 2002 to $24,515,462, and by 48.4% in 2002 over 2001 to $16,372,532. The 2003 increase in net interest income resulted from an increase in average earning assets during the year, as well as improvement in the financial margin; the tax equivalent financial margin expanded from 2.87% in 2002 to 3.29% for 2003. During 2003, due to the continued expansion of the Bank’s commercial lending activities, average loans increased 28.3% to $505,047,000. Average total deposits increased in 2003 by 36.7% to $593,876,000. Average funds borrowed from the Federal Home Loan Bank and correspondent banks increased by 2.2% to 133,617,000 in 2003. In connection with the Company’s mortgage banking operations, the average funds advanced on behalf of investor banks in settlement of mortgage loans increased 68.3% to $97,285,000 in 2003. Average securities increased 13.4% to $147,387,000 and average interest bearing deposits in other banks increased 197.5% to $9,162,000 in 2003.

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

Allowance for Loan Losses

The ratio of net loans charged off to average loans outstanding was .04% in 2003, .06% in 2002, and .01% in 2001. The allowance for loan losses as a percentage of loans at year-end was 0.84%, 1.16%, and 1.07%, at December 31, 2003, 2002 and 2001, respectively. The level of non-performing loans at year-end was $1,411,000, $808,000, and $1,622,000 at December 31, 2003, 2002 and 2001, or 0.33%, 0.19%, and 0.48% of total loans, respectively.

Management made a provision for loan loss of $150,000 in 2003, $1,550,000 in 2002, and $195,000 in 2001. See “Summary of Loan Loss Experience” in Part I – Item 1 of this Form 10-K.

In establishing the allowance for loan losses, management considers a number of factors, including loan asset quality, loss history, related collateral, and economic conditions prevailing during the loan’s repayment. In its loan policies, management has emphasized the borrower’s ability to service the debt, the borrower’s general creditworthiness and the quality of collateral.

While management believes that the allowance is sufficient for the existing loan portfolio, there can be no assurances that an additional allowance for losses on existing loans may not be necessary in the future, particularly if economic conditions within the Company’s market areas were to deteriorate.

Potential Problem Loans

At December 31, 2003, the Company had $377,247 in non-accrual loans, a decrease of 25.4% from December 31, 2002. Non-accrual loans consisted of ten individual credits and the total was less than one half of one percent of total loans. The Company had $1,033,948 in loans past due 90 days or more that were still accruing at December 31, 2003. Management believes that the loans past due 90 days or more and still accruing are well secured and in the process of collection. In addition to loans on either non-accrual status or loans past due 90 days or more and still accruing, management had identified $4,613,102 of loans that have been internally classified. These loans require more than normal attention and are potentially problem loans.

For the historical analysis of the Bank’s loan loss experience, see the table entitled “Summary of Loan Loss Experience” in Part I - Item 1. of this Form 10-K.

Non-interest Income and Non-interest Expenses

Non-interest income in 2003 was $32,813,832, up 35.7% from $24,176,000 in 2002 due to the increased income derived from residential mortgage banking operations, title insurance income and placement fees earned from commercial mortgage operations. Non-interest income in 2002 was up 20.0% from $20,143,861 in 2001. Market interest rates in 2003 hit historic lows which caused an increase of 29.3% in the residential mortgage market volume to $1.21 billion, and a resultant increase of the Company’s mortgage banking income of 40.8% to $29,749,254. Decreases in market interest rates during 2002 resulted in an increase of 17.9% in the 2002 residential mortgage market volume to $940 million, and a resultant increase of the Company’s mortgage banking income of 20.0% to $21,123,056. The placement fees earned from commercial mortgage operations increased to $1,776,321 in 2003, up 189.3% from $613,904 in 2002. Placement fees earned from commercial mortgage operations decreased slightly in 2002 from $645,782 in 2001, down 4.9%. Because of the uncertainty of future loan origination volume and the future level of interest rates, the Company may experience reductions in mortgage banking income in future periods. Service charge income decreased 15.1% to $538,444 and decreased 2.2% to $634,281 in 2003 and 2002, respectively.

Total non-interest expense was $40,372,888 in 2003, an increase of 33.2% from $30,311,477 in 2002, and an increase of 23.6% from $24,520,801 in 2001. The increase in 2003 over 2002 was attributable to expansion of the Company’s commercial banking operation and increased mortgage banking activities. The primary causes of the increase in 2002 over 2001 were the results of the acquisitions of Atlantic Mortgage and Investment, a commercial mortgage company, and First Jefferson Mortgage Corporation, a residential mortgage company, late in the first quarter of 2001. The largest component of non-interest expense, salaries and employee benefits, increased 36.3% in 2003 to $27,897,283, increased 25.6% in 2002 to $20,464,002, and increased 101.8% in 2001 to $16,289,407. Salaries and employee benefits increased in these successive years as the Company’s commercial banking operation expanded and mortgage banking volume increased in 2003 over 2002, 2002 over 2001 and 2001 over 2000. This category comprised 69.1% of the Company’s total non-interest expense in 2003, 67.5% in 2002, and 66.4% in 2001. Occupancy expense increased to $2,289,167 in 2003 (up 31.4%) over 2002, $1,742,135 in 2002 (up 9.9%) over 2001, and increased by 30.8% to $1,585,141 in 2001. Depreciation and equipment maintenance expense increased by 23.9% to $2,530,800 in 2003, increased by 15.5% to $2,043,144 in 2002, and increased 81.1% in 2001 to $1,768,822. Occupancy and equipment costs were up in 2003 over 2002 as a new retail banking office was opened and several additional mortgage production offices were brought on line; the increase in occupancy expense in 2001 was attributable to larger banking offices being opened in the Company’s Richmond and Herndon markets. The 2001 depreciation and equipment maintenance expense increased as a result of the acquisitions of First Jefferson and Atlantic Mortgage. Outside computer service expense increased by 18.9% in 2003 to $1,057,078, increased by 9.4% in 2002 to $888,896, and increased by 56.6% in 2001 to $812,684. Professional fees increased 8.6% in 2003, increased 65.7% in 2002, and increased 46.6% in 2001.

Federal Deposit Insurance Corporation (“FDIC”) premiums increased 17.9% in 2003, increased 7.8% in 2002, and decreased 32.3% in 2001. The decrease in 2001 was the result of an improvement in risk classification and related assessment rates from prior periods, which has since been maintained at the highest level. As the result of the Bank’s previous merger with Eastern American Bank, a savings bank, in 1997, FDIC insurance premiums are assessed on the Bank’s deposit base on a pro rata basis whereby approximately 68 percent of the Bank’s deposits are subject to Bank Insurance Fund (“BIF”) rates, and approximately 32 percent of deposits are subject to Savings Association Insurance Fund (“SAIF”) rates. This ratio of BIF and SAIF assessment rates was established at the time of merger, based on the relative sizes of the Bank and Eastern American Bank deposit bases at December 1, 1997.

Stationery and supplies expense increased by 21.4% in 2003 to $931,118, increased by 12.5% in 2002 to $767,195, and increased 65.2% in 2001 to $681,761. Marketing and business development increased by 14.3% to $1,000,259 in 2003, increased by 63.1% to $875,333 in 2002, and increased 12.8% to $536,850 in 2001. The 2002 increase was attributable to the Company’s branding and advertising campaign for both its banking and mortgage products and services, and increased investor relations activities, which were continued in 2003.

Other non-interest expenses increased by 39.8% in 2003 to $3,698,245, increased by 16.4% in 2002 to $2,645,314, and increased 13.1% in 2001 to $2,272,287. The increases in 2002 and 2001 included impairment write downs of $386,000 and $104,000, respectively, in the value of an investment security taken in the liquidation of a bad debt, held in Other Assets by the Company.

Income Taxes

Applicable income taxes on 2003 earnings amounted to $5,118,131, resulting in an effective tax rate of 30.5%. In 2002, income taxes on earnings amounted to $2,357,837, resulting in an effective tax rate of 27.1% and income taxes on 2001 earnings amounted to $1,918,208, resulting in an effective tax rate of 29.7%. These rates are lower than statutory rates as a result of investments in tax-free municipal securities and a limited liability partnership which owns properties qualifying for low-income housing credits, as well as non taxable increases in the cash surrender value of Company officers’ life insurance.

Liquidity

The Company’s funding requirements are supplied from a range of traditional sources, including various types of demand deposits, money market accounts, certificates of deposit and short-term borrowings. Large certificates of deposit accounted for 4.8%, 2.0%, and 2.5% of total deposits at December 31, 2003, 2002 and 2001, respectively. Federal Home Loan Bank of Atlanta (“FHLB”) advances were also utilized as funding sources, with $120,992,000, $105,000,000, and $83,800,000 in such advances outstanding at December 31, 2003, 2002 and 2001, respectively. Pursuant to the terms of a variable rate line of credit with the FHLB, the Bank may borrow up to 30% of the Bank’s assets. This FHLB credit facility has no expiration date, but is re-evaluated periodically to determine the Bank’s credit worthiness. Additionally, the Bank has a warehouse line of credit collateralized by first mortgage loans, amounting to $75,000,000 and is renewable annually. As of December 31, 2003, there was no outstanding balance on this line of credit. Management has no reason to believe these arrangements will not be renewed.

Management seeks to ensure adequate liquidity to fund loans and meet the Company’s financial requirements and opportunities. To provide liquidity for current, ongoing and unanticipated needs, the Company maintains correspondent bank accounts, money market accounts and a portfolio of debt securities. The Company also structures and monitors the flow of funds from debt securities and from maturing loans. Securities are generally purchased to provide a source of liquidity. At December 31, 2003, the Company had $12,948,787, fair market value, in securities available-for-sale and $144,581,620, amortized cost, in securities held-to-maturity. Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a net amount in a separate component of stockholders’ equity until realized. Securities are composed of governmental or quasi-governmental agencies and investment grade preferred stocks and bonds of corporations. There were no federal funds sold to correspondent institutions at December 31, 2003, 2002 and 2001, respectively.

The Company raised net proceeds of approximately $18 million in February 2003 through the sale of 1,377,560 shares of common stock in a public offering at a price of $14.33 per share before underwriting discounts. The Company raised approximately $3,000,000 of additional capital in the fourth quarter of 2002 by offering 3,000 Trust Preferred Securities at a price of $1,000.00 per Security. These securities bear a variable distribution rate per annum, reset quarterly, equal to LIBOR plus 3.45%, provided that the applicable interest rate may not exceed 12.5% through the interest payment date in November 2007. These securities have a mandatory redemption date of November 7, 2032, and are subject to varying call provisions at the option of the Company beginning November 7, 2007.

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

In the second quarter of 2001, the Company raised net proceeds of approximately $6.4 million by issuing 750,000 shares of Common Stock at a public price of $9.33 per share before underwriting discounts. On July 9, 2001, the Company raised an additional $898,175 of net proceeds through the sale of 108,750 additional shares as part of the same offering.

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

The Company’s stock repurchase program was implemented in part to help offset the potential dilutive effect of stock options granted to the Company’s management as employment recruitment and retention perquisites. The Company did not repurchase any shares of its common stock in 2003, however, during 2002 and 2001, the Company repurchased 161,250, and 139,299 shares of its common stock, respectively.

Contractual Obligations, Contingent Liabilities and Commitments:

The following table summarizes the Company’s significant contractual obligations, contingent liabilities and certain other commitments outstanding as of December 31, 2003:

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$4,550	$1,485	$1,769	$792	$504
Other long-term liabilities reflected on balance sheet under GAAP
Federal Home Loan Bank Advances	120,992	37,500	7,000	39,492	37,000
Capital trust borrowings	16,200				16,200
Federal funds purchased and securities sold under agreements to repurchase	51,245	51,245	—	—	—
Other commitments
Standby letters of credit	13,284	10,138	3,146	—	—
Commitments to extend credit	267,482	215,731	51,751	—	—

Total contractual obligations	$473,753	$316,099	$63,666	$40,284	$53,704

Critical Accounting Policies

The accounting principles followed by the Company and the methods of applying these principles conform with generally accepted accounting principles and to general practices within the banking industry. The most critical accounting policies require management’s judgment to ascertain the valuation of assets, liabilities, commitments and contingencies. These policies require the use of subjective and complex estimates, assumptions and judgments, which are based on information available as of the date of the financial statements that are important to the portrayal of the Company’s financial condition and results. Accordingly, as this information changes, the financial statements could reflect different estimates, assumptions and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and as such have a greater possibility of producing results that could be materially different than originally reported.

The allowance for loan losses is established and maintained at levels deemed adequate by management to cover losses inherent in the loan portfolio, based upon evaluation of the risks in the portfolio and changes in the nature and volume of loan activity. Estimates for loan losses are determined by analyzing historical loan losses, current trends in delinquencies and charge-offs the opinions of regulators, changes in the size and composition of the loan portfolio and industry data. The Company also considers the impact of economic events, the outcome of which is uncertain. While management uses the best information available in establishing the allowance, future adjustments may be necessary if economic conditions differ substantially from the assumptions used in making valuations, or if required by regulators based upon information available to them at the time of their examinations. Although management believes that the allowance for loan losses is adequate and properly recorded in the financial statements, differing economic conditions or alternate methods of estimation could result in materially different amounts of loan losses.

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

Recent Accounting Pronouncements

In April 2003, the FASB issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS 149). This statement amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities, for decisions made by the FASB’s Derivative Implementation Group, other FASB Projects dealing with financial instruments, and in response to implementation issues raised in relation to the application of the definition of a derivative. This statement is generally effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of this standard did not have a material impact on the Corporation’s results of operations or financial condition.

The FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (SFAS 150), in May 2003. SFAS 150 clarifies the definition of a liability as currently defined in FASB Concepts Statement No. 6, Elements of Financial Statements, as well as other planned revisions. This statement requires a financial instrument that embodies an obligation of an issuer to be classified as a liability. In addition, the statement establishes standards for the initial and subsequent measurement of these financial instruments and disclosure requirements. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003. The adoption of this statement did not have a material impact on the Corporation’s results of operations and financial position.

In December 2003, the FASB issued a revision to FASB Statement No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits (SFAS 132). This statement does not change the measurement recognition aspects for pension and other postretirement benefit plans. However, it does revise employers’ disclosures to include more information about the plan assets, obligations to pay benefits and funding obligations. These disclosures are effective for the 2003 financial statements. Accordingly, the Corporation has incorporated such disclosures.

The FASB also revised FASB Interpretation 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (FIN 46). The interpretation provides a framework for identifying variable interest entities (VIEs), and determining when a company should include the assets, liabilities, noncontrolling interests and results of activities of a VIE in its consolidated financial statements. As revised, FIN 46 is effective beginning in the first quarter of 2004 for all VIEs (other than what is commonly referred to as special purpose entities, VIEs of small business issuers, and VIEs of nonpublic entities). Management does not expect this pronouncement to have a material impact on the Corporation’s results of operations or financial condition in the foreseeable future.

The FASB’s Emerging Issues Task Force (EITF) has been considering the rules that govern other-than-temporary impairment of securities and, while consensus has not been reached on a model for the recognition of other-than-temporary impairment, consensus was reached on new disclosure requirements related to unrealized losses on investment securities. The new disclosure requirements apply to marketable equity and debt securities accounted for under Financial Accounting Board Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and are required for inclusion in annual reports with fiscal years ended after December 15, 2003. Accordingly, the Corporation has incorporated such disclosures.

Reclassifications

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

The Company’s year-end capital-to-asset ratio was 6.85% at December 31, 2003, 4.50% at December 31, 2002, and 5.09% at December 31, 2001. The Company is also classified as “well-capitalized”.

The capital adequacy standards are based on an established minimum for Risk-Based Capital, Tier 1 Risk-Based Capital and the Tier 1 Leverage Ratio. The following table summarizes the Company’s regulatory capital ratios at December 31, 2003.

	Required Ratio	Resource Bankshares	Resource Bank
Tier 1 leverage	4.00 to 5.00%	8.77%	8.26%
Tier 1 risk-based	4.00%	12.17%	11.41%
Total risk-based	8.00%	12.98%	12.22%

The Company is in full compliance with all relevant regulatory capital requirements.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

Management’s methodology to measure interest rate sensitivity includes an analysis of the potential gain or loss in future fair values of interest rate sensitive instruments. The Company’s analysis assumes a hypothetical 200 basis point instantaneous and parallel shift in the yield curve in interest rates. A present value computation is used in determining the effect of the hypothetical interest rate changes on the fair value of its interest rate sensitive instruments as of December 31, 2003. Computations of prospective effects of hypothetical interest rate changes are based on many assumptions, including relative levels of market interest rates, loan prepayments and deposit decay. They should not be relied upon as indicative of actual results. Further, the computations do not contemplate certain actions management could undertake in response to changes in interest rates. Certain shortcomings are inherent in this method of analysis. If market conditions vary from assumptions used in the calculation of present value, actual values may differ from amounts disclosed. However, if a hypothetical, parallel and instantaneous 200 basis point increase and decrease were experienced, net fair values of interest sensitive instruments would be decreased by $38,129,000 and increased by $20,932,000, respectively. In addition, for the same parallel and instantaneous 200 basis point rate shocks, annualized net interest income would decrease by $2,277,000 and increase by $1,812,000, respectively.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9a. Controls and Procedures

(a) As of December 31, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act filings.

(b) There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect its internal controls subsequent to the date the Company carried out its evaluation.

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors: (1)

T.A. Grell, Jr,., 55, has been President and Chief Operating Officer of the Bank since December 1998 and a director since 2000. He served as Executive Vice President of the Company from December 1998 until November 2001 and was named President of the Company in November 2001. Mr. Grell has also served as a director of the Company since October 2000. From 1984 until joining the Company, he was a senior officer at Central Fidelity Bank, which was acquired by Wachovia Bank. Mr. Grell has over 31 years experience in the banking industry and is active in civic affairs. He serves as a Class C director, whose term will expire in 2006.

Thomas W. Hunt, 48, is the Vice President of Summit Enterprises, Inc. of McLean, Virginia, an investment management company focused primarily on venture capital opportunities, and he has been employed by Summitt Enterprises since 1984. He is the former Chairman of the Board of Directors of Eastern American Bank, FSB, which the Bank acquired in 1997. Mr. Hunt is a director of Bryce Office Systems, Inc., Intelisys Electronic Commerce and Digital Access Control, Inc. Mr. Hunt has been a director since 1997 and currently serves as the Chairman of the Board of the Company and the Bank. He serves as a Class C director, whose term will expire in 2006.

Lawrence N. Smith, 66, joined the Bank in December 1992 and served as its President and Chief Executive Officer until the formation of the Company in 1998, after which he also was appointed President and Chief Executive Officer of the Company. He has served as a director since 1992. Mr. Smith served as the President of the Bank until December 1998 and as President of the Company until November 2001. He continues to serve as the Chief Executive Officer of the Company and the Bank. Mr. Smith has over 20 years of experience with United Virginia Bank/Seaboard National and United Virginia Bank – Eastern Region, predecessor of Crestar Bank – Eastern Region (“Crestar”). From 1973 until May 1983, Mr. Smith was President of Crestar and also served on major committees of the holding company, United Virginia Bankshares, Inc., predecessor of Crestar Bankshares, Inc. He retired from Crestar in May 1983. Mr. Smith formed Essex Financial Group, Inc., a financial holding company, in May 1983. Mr. Smith serves on the board of directors of Empire Machinery and Supply Corporation, a Norfolk based supplier of industrial products, and General Foam Plastics Corp., a Norfolk based manufacturer of plastic products, and previously served on the board of Heilig-Myers Corporation, a national furniture retailer that filed for bankruptcy protection in August 2000. He serves as a Class C director, whose term will expire in 2006.

Louis R. Jones, 68, has been President of Hollomon-Brown Funeral Home, Inc. since 1954. Mr. Jones is also Chairman of the Board of Snelling Funeral Homes, Inc. and is President of Allstate Leasing Corporation, Memorial Services Planning Corporation, Advance Charge Plan, Inc., Tidewater Cemetery Corporation and Lu-El Realty, Inc. Mr. Jones has also been active in civic affairs and serves on the City Council of Virginia Beach. Mr. Jones has been a director since 1993 and serves as a Class A director, whose term will expire in 2004.

A. Russell Kirk, 56, has been the Vice Chairman of Armada-Hoffler Holding Company, a real estate, land development, construction and properties management firm since 2002 and served as its President from 1983 until assuming his current position. Previously, Mr. Kirk served as the Co-Chief Executive Officer of Goodman Segar Hogan Hoffler, also a real estate development, construction and properties management firm from 1983 to 1993. Mr. Kirk was appointed to the Virginia Port Authority by the Governor of Virginia in 1986, serving as its Chairman from 1994 to 1996. Mr. Kirk has been a director since 1992 and serves as a Class A director, whose term will expire in 2004.

Alfred E. Abiouness, 72, has been President of Abiouness, Cross & Bradshaw, Inc., a Norfolk structural engineering consulting firm, since 1974. Mr. Abiouness is a past Commissioner of the Norfolk Redevelopment and Housing Authority. Mr. Abiouness has been a director since 1988 and serves as a Class B director, whose term will expire in 2005.

Elizabeth A. Twohy, 51, is President of Capital Concrete, Inc. of Norfolk, Virginia, a ready-mixed concrete manufacturer, where she has been employed since 1975. She is two times past president of the Virginia Ready-Mixed Concrete Association and she is currently on the board of the National Ready Mix Concrete Association. Ms. Twohy has just completed her second term as a trustee of the Board of Visitors of the University of Virginia and is a current board member of the Virginia Sports Hall of Fame in Portsmouth, Virginia. Ms. Twohy has been a director since 1993 and serves as a Class A director, whose term will expire in 2005.

(1)	At the 1998 Annual Meeting of Resource Bank (the “Bank”), the shareholders of the Bank approved a Plan of Reorganization pursuant to which each share of Bank Common Stock was exchanged for two shares of the Company’s Common Stock and the Bank became a wholly owned subsidiary of the Company (“Plan of Reorganization”). The effective date of the Plan of Reorganization was July 1,1998. Prior to the effective date of the Plan of Reorganization, all of the directors except Mr. Grell served on the Board of Directors of the Bank. Since the effective date of the Plan of Reorganization in 1998, all of the directors, except Mr. Grell, have served on the Company’s Board of Directors and have continued to serve on the Bank’s Board of Directors. Mr Grell has served on the Board of Directors of the Company of the Bank since 2000.

Executive Officers:

Biographical information for Lawrence N. Smith and T.A. Grell, Jr., who are both directors and executive officers, is set forth above. Biographical information for Harvard R. Birdsong, Debra C. Dyckman, James M. Miller, and Eleanor J. Whitehurst, all of whom are executive officers, is contained in Item 1. of this Form 10-K.

Audit Committee and Audit Committee Financial Expert

The Company’s Board has a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934 (“Exchange Act”). The members of the Audit Committee are Alfred E. Abiouness, Thomas W. Hunt, Louis R. Jones, and Elizabeth A. Twohy. The Board has determined that Thomas W. Hunt, Chairman of the Audit Committee, is an audit committee financial expert as defined by Item 401(h) of Regulation S-K of the Exchange Act and that each member of the Audit Committee is independent within the meaning of Rule 4200(a)(15) of the National Association of Securities Dealers’ listing standards.

Code of Ethics, Governance Guidelines and Committee Charters

The Company has not adopted a Code of Ethics. As described in Part I, Item 1. - Business, of this Form 10-K, in August 2003, the Company announced that it will merge with Fulton Financial Corporation. The transaction is anticipated to close on April 1, 2004, at which time the Bank will become subject to Fulton’s Code of Ethics.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors, officers and persons who beneficially own more than 10% of a registered class of equity securities of the Company to file initial reports of ownership (Forms 3) and reports of changes in beneficial ownership (Forms 4 and 5) with the Securities and Exchange Commission (“SEC”) and Nasdaq. Such persons are also required under the rules and regulations promulgated by the SEC to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Company, the Company believes that all reporting requirements under Section 16(a) for 2003 were met in a timely manner by its directors, officers and greater than 10% beneficial owners.

Item 11. Executive Compensation

Summary Executive Compensation Table

The following table presents an overview of executive compensation paid by the Company and its subsidiaries during 2003, 2002, and 2001 to Lawrence N. Smith, Chief Executive Officer, and to the four other most highly compensated executive officers of the Company (collectively, the “Named Executive Officers”). Compensation information includes compensation paid by the Bank to the Named Executive Officers in their capacity as executive officers of the Bank.

	Annual Compensation			Long Term Compensation
Name and principal position	Year	Salary($)	Bonus($)	Securities Underlying Options(#)	All Other Compensation($)(1)
Lawrence N. Smith, CEO of Resource Bankshares and Resource Bank	2003 2002 2001	$360,000 342,000 325,000	$360,000 290,000 276,250	— — —	$6,000 6,000 5,100

T. A. Grell, Jr., President of Resource Bankshares and Resource Bank	2003 2002 2001	244,000 232,000 220,500	210,000 162,000 154,000	— — 20,000	6,000 6,000 5,100

Harvard R. Birdsong, II, Executive Vice President of Resource Bankshares and Resource Bank	2003 2002 2001	155,000 147,000 121,500	124,000 95,000 84,000	— — 6,500	6,000 6,000 5,100

Debra C. Dyckman, Executive Vice President of Resource Bankshares and Resource Bank	2003 2002 2001	155,000 131,500 111,500	116,250 77,500 75,000	— — 3,000	6,000 6,000 5,100

James M. Miller, Executive Vice President of Resource Bankshares and Resource Bank	2003 2002 2001	165,500 157,500 141,000	107,500 122,500 90,000	— — 4,500	6,000 5,500 5,100

(1)	Consists of Company contributions to 401(k) Plan.

Fiscal Year-End Options Table

The table below sets forth information regarding the exercise of stock options by the Named Executive Officers during 2003 and the exercisable and unexercisable stock options held as of December 31, 2003 by these executive officers. There were no stock options granted to the Named Executive Officers in 2003.

				Number of Securities Underlying Unexercised Options at Fiscal Year-End (#)		Value of Unexercised In-the-Money Options at Fiscal Year-End (1)
Name	Shares Acquired Upon Exercise (#)	Value Realized ($)		Exercisable	Unexercisable	Exercisable		Unexercisable
Lawrence N. Smith	25,000	292,750	(2)	47,400	15,000	$1,174,571	(3)	$381,750	(4)
T. A. Grell, Jr.	1,900	37,595	(5)	20,601	37,500	402,458	(6)	798,774	(7)
Harvard R. Birdsong, II	5,024	97,918	(8)	12,976	13,500	272,885	(9)	293,005	(10)
Debra C. Dyckman	—	—		21,600	8,250	591,047	(11)	186,622	(12)
James M. Miller	—	—		22,500	10,500	473,175	(13)	232,215	(14)

(1)	The closing price of the Company’s common stock on the Nasdaq National Market on December 31, 2003 was $31.53 per share. Under Securities and Exchange Commission rules, an option was “in-the-money” on December 31, 2003 if the exercise price per share was less than $31.53.
(2)	The exercise price of these options was $2.00 per share and the closing price on January 2, 2003 was $13.71.
(3)	32,400 of the options are exercisable at $4.1667 per share and 15,000 of the options are exercisable at $12.33 per share.
(4)	The exercise price of these 15,000 options is $6.08 per share.
(5)	The exercise price of these options was $11.9133 per share and the closing price on December 18, 2003 was $31.70.
(6)	The exercise price of 644 of these shares is 14.50 per share, and the exercise price of 19,957 of these options is $11.9133 per share.
(7)	The exercise price of 7,500 of these options is $6.08 per share, and the exercise price of 30,000 of these options is $11.2667 per share.
(8)	The exercise price of these options was $10.50 per share and the closing price on October 14, 2003 was $29.99.
(9)	These options are exercisable at $10.50 per share.
(10)	The exercise price of 3,750 of these options is $6.08 per share and the exercise price of 9,750 of these options is $11.2667 per share.
(11)	These options are exercisable at $4.1667 per share.
(12)	The exercise price of 3,750 of these options is $6.08 per share and the exercise price of 4,500 of these options is $11.2667 per share.
(13)	These options are exercisable at $10.50 per share.
(14)	The exercise price of 3,750 of these options is $6.08 per share and the exercise price of 6,750 of these options is $11.2667 per share.

Executive Officer Employment Agreements

The Company believes that employment agreements are an important component of attracting and retaining quality management and key personnel. The Company also believes that employment agreements provide important protection by imposing certain non-competition, confidentiality, and non-solicitation of employee covenants upon executive officers and other key employees. To provide flexibility with respect to employment needs, however, most of the Company’s employment agreements are terminable by the Company with or without cause, subject generally to severance payment obligations upon termination without cause.

Messrs. Smith, Grell, Birdsong, and Miller and Ms. Dyckman entered into new employment agreements with Resource Bank which will become effective on, and are contingent upon, the effectiveness of the merger with Fulton Financial Corporation. Each agreement provides that the respective officer shall be employed for a period of five years (except for Mr. Smith, whose term expires June 1, 2007) from the effective date of the merger. Under their respective agreements, Messrs. Smith, Grell, Birdsong, and Miller and Ms. Dyckman are entitled to an annual salary of $481,000, $244,000, $155,000, $165,500, and $155,000 respectively, and will also be entitled to benefits comparable to those offered by Resource Bank on August 25, 2003, including bonus, pension, profit sharing, medical and disability benefit programs and other Resource employee benefit plans and Fulton’s bonus programs (except for Mr. Smith, who will not participate in any Resource or Fulton bonus plan).

For each of Messrs. Smith, Grell, Birdsong, and Miller and Ms. Dyckman, in the event employment is terminated “without cause” as defined in the agreement, Resource Bank has agreed to pay the salary and benefits described above for the remaining term of the agreement or a period of one year, whichever is longer. Each of them is also entitled to receive 2.99 times the average of the executive’s annual direct salary plus bonus for the prior three years in the event of a change in control, as defined in the agreement, of Resource Bank or of Fulton. The agreement also provides that for the longer of one year after the termination of his employment or the period of time by which any payment he is to receive is measured, the executive will not compete with Resource Bank.

These new employment agreements with Resource Bank replace the existing employment agreements that each of Messrs. Smith, Grell, Birdsong, and Miller and Ms. Dyckman had previously entered into with the Company and Resource Bank.

Bonus Program

The Bank has historically awarded annual cash bonuses to Executive Officers based upon individual performance and financial performance of the Company and the Bank. Bonus awards to certain Executive Officers in 2003 are reflected in the “Summary Executive Compensation Table” above. Bonuses for the five Executive Officers listed in the Summary Executive Compensation Table are based on individual performance and financial performance of the Company. Specifically, under the Company’s current bonus program, the Company must earn a 13% return on equity for these Executive Officers to meet the minimum financial goals required for bonus eligibility. The Compensation Committee expects that such bonuses will continue to be awarded in the future.

2001 Stock Incentive Plan

The Board and the Compensation Committee strive to compensate key employees of the Company and the Bank in a manner that aligns closely the interests of such key employees with the interests of the Company’s shareholders. In furtherance of this goal, in 2001 the Board adopted the 2001 Stock Incentive Plan (“Incentive Plan”), which was approved by shareholders. At the Company’s 2002 Annual Meeting, shareholders approved an amendment to the Incentive Plan that increased the shares of Common Stock available for awards under the Incentive Plan to 300,000. The purpose of the Incentive Plan is to support the business goals of the Company and to attract, retain and motivate management officials of high caliber by providing incentives that will, through the award of options to acquire the Company’s Common Stock, associate more closely the interests of Executive Officers and key employees of the Company and the Bank with the interests of the Company’s shareholders. In 2003, the Compensation Committee did not grant any stock options to Executive Officers.

Compensation of Directors

Directors who are employees of the Company or the Bank do not receive any extra compensation for attendance at Board or Committee meetings of the Company or the Bank. The members of the Company’s Board of Directors and Bank’s Board of Directors are currently the same. During 2003, non-employee directors received $5,000 for serving on the Company’s Board of Directors. Non-employee directors of the Bank received compensation for their service on the Bank’s Board of Directors in the amount of $1,500 for each meeting attended. In addition, an annual retainer of $15,000 was paid to the Chairman of the Bank’s Board and an annual retainer of $12,000 was paid to the Bank’s other non-employee directors. Non-employee directors also received $500 for each Audit Committee meeting attended and $500 for each Compensation Committee meeting attended.

Compensation Committee Interlocks and Insider Participation

No member of the Company’s Compensation Committee was an officer or employee of the Company during 2003. During 2003, no executive officer of the Company served as a member of the Compensation Committee of another entity, nor did any executive officer of the Company serve as a director of another entity, one of whose executive officers served on the Company’s Compensation Committee.

Two members of the Compensation Committee, Alfred Abiouness and Russell Kirk, have outstanding loans with the Bank. Each of these loans was made in the ordinary course of business on substantially the same terms, including interest rates, collateral and repayment terms, as those prevailing at the time for comparable transactions with unrelated parties and did not involve more than the normal risk of collectibility or present other unfavorable features.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of February 26, 2004 relating to the beneficial ownership of the Company’s Common Stock by (i) each of the Company’s directors and named executive officers who own Common Stock and (ii) all of the Company’s directors and executive officers as a group. The named executive officers consist of those individuals for whom compensation information is provided in the “Summary Executive Compensation Table” appearing in Item 11 of this Form 10-K. Except as otherwise set forth below, the Company is not aware of any person or group of affiliated persons who owns more than 5% of the Common Stock of the Company. All of the Company’s directors and named executive officers receive mail at the Company’s principal executive offices at 3720 Virginia Beach Blvd., Virginia Beach, Virginia 23452.

Name	Number of Shares Beneficially Owned		Percent of Outstanding Shares
Alfred E. Abiouness	152,024	(1)	2.49
T. A. Grell, Jr.	41,361	(2)	*
Thomas W. Hunt	232,036	(3)	3.80
Louis R. Jones	474,579	(4)	7.77
A. Russell Kirk	218,123	(5)	3.57
Lawrence N. Smith	223,061	(6)	3.64
Elizabeth A. Twohy	81,161	(7)	1.33
Debra C. Dyckman	72,137	(8)	1.18
Harvard R. Birdsong, II	32,341	(9)	*
James M. Miller	59,054	(10)	*

Directors and Executive Officers as a Group (11 Persons)	1,623,331		25.71

*	Less than 1% ownership
(1)	Includes options to purchase 20,250 shares that are currently exercisable.
(2)	Includes options to purchase 20,600 shares that are currently exercisable.
(3)	Includes options to purchase 22,500 shares that are currently exercisable. Also includes 105,792 shares owned by Mr. Hunt’s wife and 57,915 shares owned by Mr. Hunt’s children, for which Mr. Hunt shares voting and investment power. Does not include shares held jointly by Mr. Hunt’s spouse and Alan M. Voorhees as trustees for the benefit of Mr. Voorhees’ great grandchildren, for which Mr. Hunt does not share voting or investment power.
(4)	Includes options to purchase 20,250 shares that are currently exercisable.
(5)	Includes options to purchase 20,250 shares that are currently exercisable.
(6)	Includes options to purchase 47,400 shares that are currently exercisable. Also includes 78,303 shares owned by the Smith Family Partnership for which Mr. Smith shares voting and investment power and 15,750 shares owned by the Smith Family Trust for which Mr. Smith has sole voting and investment power.
(7)	Includes options to purchase 20,250 shares that are currently exercisable. Also includes 10,146 shares owned by Ms. Twohy’s minor children.
(8)	Includes options to purchase 21,600 shares that are currently exercisable.
(9)	Includes options to purchase 12,976 shares that are currently exercisable.
(10)	Includes options to purchase 22,500 shares that are currently exercisable and also includes 14,232 shares in a family trust for which Mr. Miller has voting and investment power.

For information on securities authorized for issuance under the Company’s equity compensation plans, see “Equity Compensation Plan Information” under Item 5, which is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions

The directors and executive officers of the Company and the Bank, and their family members and certain business organizations and individuals associated with each of them, have been customers of the Bank, have had normal banking transactions, including loans, with the Bank, and are expected to continue to do so in the future. As of December 31, 2003, the Bank had aggregate direct and indirect loans to the directors and executive officers of the Company and the Bank totaling approximately $2.3 million, which represented approximately 4% of the Company’s shareholders’ equity as of that date. Each of these transactions was made in the ordinary course of business on substantially the same terms, including interest rates, collateral and repayment terms, as those prevailing at the time for comparable transactions with unrelated parties and did not involve more than the normal risk of collectibility or present other unfavorable features.

Item 14. Principal Accounting Fees and Services

During the fiscal years ended December 31, 2002 and December 31, 2003, fees for services provided by Goodman and Company, L.L.P. (“Goodman”) were as follows (in thousands):

	Year Ended December 31,
	2002	2003
Audit Fees	$50,410	$58,950
Audit-Related Fees	51,911	41,496
Tax Fees	3,400	5,750
All Other Fees	13,260	15,385

Total	$118,981	$121,581

“Audit Fees” consisted of fees billed for services rendered for the audit of the Company’s annual financial statements, review of financial statements included in the Company’s quarterly reports on Form 10-Q, and other services provided in connection with statutory and regulatory filings. “Audit-Related Fees” consisted of fees related to the report on effectiveness of internal control as required by the Federal Deposit Insurance Improvement Act of 1991 (“FDICIA”), employee benefit plan audits, fees billed for due diligence procedures in connection with the Company’s public offering in 2003 and the merger with Fulton Financial Corporation and consultation regarding financial accounting and reporting matters. “Tax Fees” consisted of fees billed for tax payment planning and tax preparation services. “All Other Fees” consisted of fees billed for services in connection with legal matters and technical accounting research.

The Audit Committee of our Board of Directors has determined that the rendering of non-audit services by Goodman was compatible with maintaining their independence.

Audit Committee Pre-Approval Policy

The Audit Committee of our Board of Directors has adopted a policy requiring the pre-approval of any engagement of Goodman. In the event that we wish to engage Goodman to perform accounting, technical, diligence or other permitted services not related to the services performed by Goodman as our independent auditor, our internal finance personnel will prepare a summary of the proposed engagement, detailing the nature of the engagement, the reasons why Goodman is the preferred provider of such services and the estimated duration and cost of the engagement. The report will be provided to our Audit Committee or a designated committee member, who will evaluate whether the proposed engagement will interfere with the independence of Goodman in the performance of its auditing services.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as part of this report:

1.	The following consolidated financial statements of the Company as of December 31, 2003, 2002 and 2001 and for the years then ended, and the auditors’ report thereon are included in this Form 10-K as Exhibit 99.1:

2.	Financial Statement Schedules – None.

3.	The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this Form 10-K and such Exhibit Index is incorporated herein by reference.

(b)	Reports on Form 8-K in quarter ended December 31, 2003:

The Company filed a Form 8-K on October 23, 2003 reporting its financial results for the fiscal quarter ended September 30, 2003.

(c)	The exhibits on the accompanying Exhibit Index are filed or incorporated by reference as part of this Form 10-K and such Exhibit Index is incorporated herein by reference.

(d)	Financial Statements excluded from Annual Report pursuant to Rule 14a-3(b)- Not applicable.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RESOURCE BANKSHARES CORPORATION

/s/ Lawrence N. Smith
Lawrence N. Smith
President and Chief Executive Officer
Date: 3/12/2004

/s/ Eleanor J. Whitehurst
Eleanor J. Whitehurst
Senior Vice President and Chief Financial Officer
Date: 3/12/2004

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

/s/ Thomas W. Hunt Thomas W. Hunt	Chairman of the Board	Date: 3/12/2004

/s/ Lawrence N. Smith Lawrence N. Smith	Chief Executive Officer (Principal Executive Officer) Director	Date: 3/12/2004

/s/ Eleanor J. Whitehurst Eleanor J. Whitehurst	Senior Vice President Chief Financial Officer (Principal Financial and Accounting Officer)	Date: 3/12/2004

/s/ Alfred E. Abiouness Alfred E. Abiouness	Director	Date: 3/12/2004

/s/ T. A. Grell, Jr. T.A. Grell, Jr.	President Director	Date: 3/12/2004

/s/ Louis Ray Jones Louis Ray Jones	Director	Date: 3/12/2004

/s/ Arthur Russell Kirk Arthur Russell Kirk	Director	Date: 3/12/2004

/s/ Elizabeth A. Twohy Elizabeth A. Twohy	Director	Date: 3/12/2004

Exhibit Index

Exhibit No.	Description

2.1

Amended and Restated Agreement and Plan of Merger, dated as of April 8, 1997 between Resource Bank and Eastern American Bank FSB. (Incorporated by reference to Resource Bank’s Proxy Statement previously filed with the Federal Reserve on June 24, 1997).

*

2.2

Agreement and Plan of Merger, dated August 25, 2003, as amended August 28, 2003, between Resource Bankshares Corporation and Fulton Financial Corporation (Incorporated by reference to Registrant’s Form 8-K and Form 8-K/A filed with the Commission on August 27, 2003 and August 29, 2003, respectively).

*

2.3

Warrant Agreement and Warrant, dated August 25, 2003, between Resource Bankshares Corporation and Fulton Financial Corporation. (Incorporated by reference to Registrant’s Form 8-K filed with the Commission on August 27, 2003).

*

3.1	Amended and Restated Articles of Incorporation of Resource Bankshares Corporation. (Incorporated by reference to Registrant’s Form 10-Q previously filed with the Commission on August 11, 2000).	*

3.1 (a)	Amended and Restated Articles of Incorporation of Resource Bankshares Corporation (incorporated by reference to Registrant’s Form 10-Q filed with the Commission on August 12, 2003).	*

3.2	Amended and Restated Bylaws of Resource Bankshares Corporation. (Incorporated by reference to Registrant’s Form 10-Q previously filed with the Commission on May 14, 2002).	*

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

*

10.4	Resource Bank 1993 Long-Term Incentive Plan. (Incorporated by reference to Registrant’s Form 10-KSB previously filed with the Federal Reserve on March 22, 1994).	*

Exhibit No.	Description

10.5	Resource Bank 1993 Long-Term Incentive Plan, First Amendment. (Incorporated by reference to Registrant’s Form 10-KSB previously filed with the Federal Reserve on March 30, 1995).	*

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

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders

Resource Bankshares Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Resource Bankshares Corporation and Subsidiaries (Corporation) as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Resource Bankshares Corporation and Subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ Goodman & Company, L.L.P.

Norfolk, Virginia

January 31, 2004, except for Note 22,

      as to which the date is February 26, 2004.

RESOURCE BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31,	2003	2002
ASSETS
Cash and due from banks	$9,604,492	$11,252,583
Interest bearing deposits with banks	644,598	2,146,770

Cash and cash equivalents	10,249,090	13,399,353
Funds advanced in settlement of mortgage loans	77,010,844	111,113,447
Investment securities
Available-for-sale (amortized cost of $12,973,798 and $21,213,271, respectively)	12,948,787	21,190,957
Held-to-maturity (fair value of $145,251,428 and $111,998,808, respectively)	144,581,620	108,649,635
Loans, net of allowance of $4,962,358 in 2003 and $5,008,808 in 2002	585,999,910	427,735,241
Other real estate owned	536,382	—
Premises and equipment	10,385,594	10,238,843
Cash surrender value of life insurance	13,501,853	9,574,311
Other assets	8,262,482	9,409,673
Accrued interest	3,816,806	3,855,179

	$867,293,368	$715,166,639

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Noninterest-bearing deposits	$33,527,342	$24,390,266
Interest-bearing deposits	573,938,812	492,058,531

	607,466,154	516,448,797

Capital Trust borrowings	16,200,000	16,200,000
Federal funds purchased and securities sold under agreements to repurchase	51,245,000	32,347,000
FHLB advances	120,991,525	105,000,000
Other liabilities	8,573,685	9,482,052
Accrued interest	3,389,184	3,521,788

Total liabilities	807,865,548	682,999,637

Stockholders’ equity
Preferred stock, par value $10 per share, 500,000 shares authorized; none issued and outstanding	—	—
Common stock, $1.50 par value - 6,666,666 shares authorized; shares issued and outstanding: 2003 - 6,039,851; 2002 - 4,541,517	9,059,777	6,812,276
Additional paid-in capital	28,228,871	11,959,332
Retained earnings	21,910,753	12,757,858
Accumulated other comprehensive income (loss)	228,419	637,536

Total stockholders’ equity	59,427,820	32,167,002

	$867,293,368	$715,166,639

The notes to the consolidated financial statements are an integral part of this statement.

RESOURCE BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31,	2003	2002	2001
Interest and dividend income
Interest and fees on loans	$26,873,043	$23,137,410	$22,147,882

Interest on investment securities:
Taxable	8,279,470	7,657,899	6,167,752
Tax exempt	881,656	730,247	852,282

	9,161,126	8,388,146	7,020,034

Interest on federal funds sold	72	—	483
Interest on funds advanced in settlement of mortgage loans	6,288,646	4,272,203	3,523,255

Total interest income	42,322,887	35,797,759	32,691,654

Interest expense
Interest on deposits	11,967,674	13,484,098	18,503,723
Interest on short-term borrowings	1,268,550	917,608	565,189
Interest on long-term borrowings	4,571,201	5,023,521	2,589,973

Total interest expense	17,807,425	19,425,227	21,658,885

Net interest income	24,515,462	16,372,532	11,032,769

Provision for loan losses	(150,000)	(1,550,000)	(195,000)

Net interest income after provision for loan losses	24,365,462	14,822,532	10,837,769

Noninterest income
Mortgage banking income	29,749,254	21,123,056	17,604,747
Title insurance income	1,353,352	818,731	704,800
Service charges	538,444	634,281	648,809
Gain on sale of investment securities	67,616	236,079	454,918
Gain on sale of assets	3,937	718,780	413,444
Other	1,101,229	645,073	317,143

	32,813,832	24,176,000	20,143,861

Noninterest expense
Salaries and employee benefits	27,897,283	20,464,002	16,289,407
Occupancy expenses	2,289,167	1,742,135	1,585,141
Depreciation and equipment maintenance	2,530,800	2,043,144	1,768,822
Professional fees	753,674	694,292	419,049
Outside computer service	1,057,078	888,896	812,684
FDIC insurance	84,315	71,544	66,340
Stationery and supplies	931,118	767,195	681,761
Marketing and business development	1,000,259	875,333	536,850
Miscellaneous loan expense	130,949	119,622	88,460
Other	3,698,245	2,645,314	2,272,287

	40,372,888	30,311,477	24,520,801

Income before income taxes	16,806,406	8,687,055	6,460,829
Income tax expense	5,118,131	2,357,837	1,918,208

Net income	$11,688,275	$6,329,218	$4,542,621

Basic earnings per common share	$2.01	$1.37	$1.05

Diluted earnings per common share	$1.88	$1.29	$0.99

The notes to the consolidated financial statements are an integral part of this statement.

RESOURCE BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2003, 2002 and 2001

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance, December 31, 2000	3,936,117	5,904,175	9,020,236	5,005,511	(258,222)	19,671,700

Comprehensive income:
Net income	—	—	—	4,542,621	—	4,542,621

Changes in unrealized appreciation (depreciation) on securities available-for-sale, net of reclassification adjustment and tax effect	—	—	—	—	97,652	97,652

Total comprehensive income						4,640,273

Proceeds from common stock issued-net of issuance costs	858,750	1,288,125	6,054,086	—	—	7,342,211

Reacquisition of common stock	(139,299)	(208,948)	(1,278,084)	—	—	(1,487,032)

Cash dividends declared, $.32 per share	—	—	—	(1,388,479)	—	(1,388,479)

Balance, December 31, 2001	4,655,568	6,983,352	13,796,238	8,159,653	(160,570)	28,778,673

Comprehensive income:
Net income	—	—	—	6,329,218	—	6,329,218

Changes in unrealized appreciation (depreciation) on securities available-for-sale, net of reclassification adjustment and tax effect	—	—	—	—	334,807	334,807
Change in fair value of hedging derivative, net of tax effect	—	—	—	—	463,299	463,299

Total comprehensive income						7,127,324

Proceeds from exercise of stock options	47,199	70,799	128,949	—	—	199,748

Reacquisition of common stock	(161,250)	(241,875)	(1,965,855)	—	—	(2,207,730)

Cash dividends declared, $.36 per share	—	—	—	(1,731,013)	—	(1,731,013)

Balance, December 31, 2002	4,541,517	$6,812,276	$11,959,332	$12,757,858	$637,536	$32,167,002

Comprehensive income:
Net income	—	—	—	11,688,275	—	11,688,275

Changes in unrealized appreciation (depreciation) on securities available-for-sale, net of reclassification adjustment and tax effect	—	—	—	—	54,182	54,182

Change in fair value of hedging derivative, net of tax effect	—	—	—	—	(463,299)	(463,299)

Total comprehensive income						11,279,158

Proceeds from common stock issued-net of issuance costs	1,377,560	2,066,340	16,063,780	—	—	18,130,120

Proceeds from exercise of stock options	120,774	181,161	205,759	—	—	386,920

Cash dividends declared, $.44 per share	—	—	—	(2,535,380)	—	(2,535,380)

Balance, December 31, 2003	6,039,851	$9,059,777	$28,228,871	$21,910,753	$228,419	$59,427,820

The notes to the consolidated financial statements are an integral part of this statement.

RESOURCE BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31,	2003	2002	2001
Operating activities
Net income	$11,688,275	$6,329,218	$4,542,621
Adjustments to reconcile to net cash from operating activities:
Provision for losses on loans	150,000	1,550,000	195,000
Provision for losses on funds advanced on settlement of mortgage loans	259,386	265,000	170,000
Depreciation and amortization	1,433,971	1,241,894	979,181
Amortization of investment securities premiums, net of discounts	(2,271,259)	(1,204,065)	(1,367,501)
Gain on sale of investment securities	(67,616)	(236,079)	(454,918)
Gain on sale of assets	(3,937)	(718,780)	(413,444)
Increase in cash surrender value of life insurance	(688,970)	(399,945)	(191,896)
Deferred loan origination fees, net of costs	(30,798)	12,453	478,687
Funds advanced in settlement of mortgage loans originated	(1,177,721,228)	(903,581,171)	(730,779,359)
Sales proceeds from funds advanced in settlement of mortgage loans	1,211,564,445	864,174,086	674,083,025
Changes in:
Interest receivable	38,373	(488,321)	(356,065)
Interest payable	70,767	(859,552)	1,367,463
Other assets	1,187,594	(3,236,185)	(1,813,692)
Other liabilities	(1,117,819)	6,123,765	(931,818)

Net cash from operating activities	44,491,184	(31,027,682)	(54,492,716)

Investing activities
Proceeds from sales and maturities of available-for-sale securities	10,244,700	3,098,557	41,366,493
Proceeds from maturities and prepayments of held-to-maturity securities	45,737,929	30,661,235	14,723,400
Purchases of available-for-sale securities	(1,905,629)	(42,330,600)	(86,528,087)
Purchases of held-to-maturity securities	(79,392,217)	(4,687,799)	—
Net cash used for acquisitions	—	—	(1,125,000)
Loan originations, net of principal repayments	(158,920,253)	(110,950,038)	(56,550,722)
Proceeds from sales of foreclosed real estate	—	119,703	—
Proceeds from sale of loans	—	23,533,613	—
Purchases of life insurance	(3,275,000)	(275,000)	(6,275,000)
Purchases of premises and equipment and other assets	(1,556,220)	(2,568,765)	(6,129,844)

Net cash from investing activities	(189,066,690)	(103,399,094)	(100,518,760)

Financing activities
Proceeds from federal funds purchased and securities sold under agreements to repurchase	18,898,000	13,347,000	11,454,000
Proceeds from sale of common stock, net of issuance costs	18,130,120	—	7,342,211
Proceeds from exercise of stock options	386,920	199,748	—
Proceeds from capital trust borrowings	—	2,000,000	5,000,000
Payments to reacquire common stock	—	(2,207,730)	(1,487,032)
Cash dividends paid	(2,535,380)	(1,731,013)	(1,388,479)
Proceeds from FHLB advances	15,991,525	21,200,000	53,500,000
Net increase (decrease) in demand deposits, NOW accounts and savings accounts	36,340,551	(24,070,212)	(37,871,976)
Net increase in certificates of deposit	54,213,507	129,478,553	118,730,923

Net cash from financing activities	141,425,243	138,216,346	155,279,647

Increase in cash and cash equivalents	(3,150,263)	3,789,570	268,171
Cash and cash equivalents at beginning of year	13,399,353	9,609,783	9,341,612

Cash and cash equivalents at end of year	$10,249,090	$13,399,353	$9,609,783

Supplemental schedules and disclosures of cash flow information

Cash paid for:
Income taxes paid	$5,825,000	$1,860,000	$1,610,000
Interest on deposits and other borrowings	17,930,344	20,284,779	20,291,422

Supplemental schedule of noncash investing and financing activities

Transfers from loans to real estate acquired through foreclosure	$536,382	$70,300	$42,899

The notes to the consolidated financial statements are an integral part of this statement.

RESOURCE BANKSHARES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

NOTE 1 - ORGANIZATION AND BUSINESS

Resource Bankshares Corporation (Corporation) is a Virginia corporation organized in June 1998 by Resource Bank (the “Bank”) for the purpose of becoming a unitary holding company of the Bank. The Corporation’s assets consist primarily of its investment in the Bank.

The Bank is a state-chartered commercial bank headquartered in Virginia Beach, Virginia where its commercial bank and operations office is located. The Bank was organized in April, 1987, and commenced operations on September 1, 1988. The Bank’s primary market areas are Fairfax County and Virginia Beach, Virginia and, to a lesser extent, in the surrounding cities of the South Hampton Roads area.

The Bank’s principal business consists of providing a broad range of lending and deposit services to individual and commercial customers with an emphasis on those services traditionally associated with independent community banks. These services include checking and savings accounts, certificates of deposit and charge cards. The Bank’s lending activities include commercial and personal loans, lines of credit, installment loans, home improvement loans, overdraft protection, construction loans, and other commercial finance transactions.

The Bank also operates a mortgage company which, as a division of the Bank, originates residential mortgage loans and subsequently sells them to investors. A competitive range of mortgage financing is provided through offices in the Richmond and Hampton Roads metropolitan areas, and the Northern Virginia/Washington, D.C. metropolitan area.

CW and Company of Virginia (CW), a title insurance and real estate closing agency, which trades under the name “Real Estate Investment Protection Agency,” operates as a wholly owned subsidiary of the Bank.

Resource Service Corporation, a wholly owned subsidiary of the Bank, is involved in a joint venture with Financial Planners Mortgage Company, Inc. and formed a partnership titled Financial Planners Mortgage, LLP. The partnership participates in real estate settlement activities.

During 2001, the Bank purchased Atlantic Mortgage and Investment Company (AMIC), a commercial mortgage company, First Jefferson Mortgage Corporation (First Jefferson), a mortgage loan origination company, and PRC Title LLC (PRC), a title insurance agency and real estate closing agency. All three transactions were accounted for under the purchase method of accounting, and resulted in the acquisition of $772,670 of fixed assets, the capitalization of $469,000 of mortgage servicing rights, and the capitalization of $716,650 of other intangible assets and goodwill. First Jefferson and AMIC were integrated into divisions within the Bank, PRC operates as a wholly owned subsidiary of the Bank.

(Notes continued on next page)

Resource Capital Trust I, II, and III, wholly owned subsidiaries of the Corporation, are finance subsidiaries, whose sole purpose is to hold Capital Trust securities.

In May, 2003, Resource Service Corporation, a wholly owned subsidiary of the Bank, entered into a joint venture with Homebanc of MD, Inc. and formed a partnership titled Homebanc LLP. The partnership will participate in real estate settlement activities.

In September 2003, Resource Bank formed a wholly owned subsidiary, Dominion Investment Group, LLC. Dominion Investment Group will provide brokerage services.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The consolidated financial statements include the accounts of Resource Bankshares Corporation and its wholly-owned subsidiaries, Resource Bank and the Resource Capital Trust entities. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest bearing deposits with banks and federal funds sold. Generally, federal funds are sold for one-day periods. Interest bearing deposits with maturities extending beyond 90 days are not considered cash equivalents for cash flow reporting purposes. The Corporation had no such deposits at December 31, 2003 and 2002.

Securities

Securities that management has both the positive intent and ability to hold to maturity are classified as securities held to maturity and are carried at cost, adjusted for amortization of premium or accretion of discount using the interest method. Securities purchased for trading purposes, if any, are held in the trading portfolio at market value, with market adjustments included in noninterest income. Securities not classified as held to maturity or trading are classified as available for sale. Available for sale securities may be sold prior to maturity for asset/liability management purposes, in response to changes in interest rates or prepayment risk, to increase regulatory capital or other similar factors. Securities available for sale are carried at fair value, with any adjustments to fair value, after tax, reported as a separate component of other comprehensive income.

Interest and dividends on securities, including the amortization of premiums and the accretion of discounts, are reported in interest and dividends on securities using the interest method. Gains and losses on the sale of securities are recorded on the trade date and are calculated using the specific identification method. Declines in the fair value of individual held-to-maturity and available-for-sale securities below their cost that are other than temporary, if any, are included in earnings as realized losses.

(Notes continued on next page)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Funds Advanced in Settlement of Mortgage Loans

The Corporation advances funds in settlement of mortgage loans originated on behalf of investor banks. The mortgage division has contractual agreements with these third party investors under which loans are originated in accordance with an investor’s particular underwriting standards and procedures. When a borrower locks in their loan rate, the Bank locks in the rate with the subject investor as soon as is practicable. When each loan is locked and funded, there is an obligation by both parties to deliver the loan at the agreed upon price. This caption represents loans that have been closed and funded but not yet delivered to investors.

Mortgage Banking Income

The Bank derives its mortgage banking income from discount fees, or points, collected on loans originated, premiums received on the sale of mortgage loans and their related servicing rights to investors, and other fees. The Bank recognizes this income, including discount fees and points, when control over the related mortgage instrument is transferred to an investor bank. All of these components determine the gain on sale of the underlying mortgage loans to investors. On average, the Bank’s mortgage banking income equals approximately 2.25% of its total mortgage loan volume. Of this 2.25%, on average the Bank derives 1% from mortgage borrowers in the form of origination fees, 1% from the sale of loans to investors and 0.25% from other miscellaneous mortgage banking income, which includes fees on brokered loans sold to third parties and other miscellaneous fee income.

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Corporation, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Corporation does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are stated at their outstanding unpaid principal balances net of any deferred fees or costs on originated loans, or unamortized premiums or discounts on purchased loans. Interest income is accrued on the unpaid principal balance. Discounts and premiums are amortized to income using the interest method. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment to the yield (interest income) of the related loans.

Allowance for Loan Losses

A loan is considered impaired, based on current information and events, if it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral.

(Notes continued on next page)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The adequacy of the allowance for loan losses is periodically evaluated by the Bank, in order to maintain the allowance at a level that is sufficient to absorb probable credit losses. Management’s evaluation of the adequacy of the allowance is based on a review of the Bank’s historical loss experience, known and inherent risks in the loan portfolio, including adverse circumstances that may affect the ability of the borrower to repay interest and/or principal, the estimated value of collateral, and an analysis of the levels and trends of delinquencies, charge-offs, and the risk ratings of the various loan categories. Such factors as the level and trend of interest rates and the condition of the national and local economies are also considered. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for losses on loans. Such agencies may require the Bank to recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

The allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. Increases and decreases in the allowance due to changes in the measurement of impaired loans, if applicable, are included in the provision for loan losses. Loans continue to be classified as impaired unless they are brought fully current and the collection of scheduled interest and principal is considered probable.

When a loan or portion of a loan is determined to be uncollectible, the portion deemed uncollectible is charged against the allowance and subsequent recoveries, if any, are credited to the allowance.

Income Recognition on Impaired and Nonaccrual Loans

Loans, including impaired loans, are generally classified as nonaccrual if they are past due as to maturity or payment of principal or interest for a period of more than 90 days, unless such loans are well-secured and in the process of collection. If a loan or a portion of a loan is adversely classified, or is partially charged off, the loan is generally classified as nonaccrual. Loans that are on a current payment status or past due less than 90 days may also be classified as nonaccrual, if repayment in full of principal and/or interest is in doubt.

Loans may be returned to accrual status when all principal and interest amounts contractually due (including arrearages) are reasonably assured of repayment within an acceptable period of time, and there is a sustained period of repayment performance by the borrower, in accordance with the contractual terms of interest and principal.

While a loan is classified as nonaccrual and the future collectibility of the recorded loan balance is doubtful, collections of interest and principal are generally applied as a reduction to principal outstanding. When the future collectibility of the recorded loan balance is expected, interest income may be recognized on a cash basis. In the case where a nonaccrual loan had been partially charged off, recognition of interest on a cash basis is limited to that which would have been recognized on the recorded loan balance at the contractual interest rate. Cash interest receipts in excess of that amount are recorded as recoveries to the allowance for loan losses until prior charge-offs have been fully recovered.

(Notes continued on next page)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Other Real Estate Owned

Real estate acquired through foreclosure is initially recorded at the lower of fair value or the loan balance at date of foreclosure. Property that is held for resale is carried at the lower of cost or fair value minus estimated selling costs. Costs relating to the development and improvement of property are capitalized, whereas those relating to holding the property are charged to expense.

Valuations are periodically performed by management, and an allowance for losses is established by a charge to operations if the carrying value of a property exceeds its fair value minus estimated selling costs.

Restructured Loans

Loans are considered troubled debt restructurings if, for economic or legal reasons, a concession has been granted to the borrower related to the borrower’s financial difficulties that the Bank would not have otherwise considered. The Bank has restructured certain loans in instances where a determination was made that greater economic value will be realized under new terms than through foreclosure, liquidation, or other disposition. The terms of the renegotiation generally involve some or all of the following characteristics: a reduction in the interest pay rate to reflect actual operating income, an extension of the loan maturity date to allow time for stabilization of operating income, and partial forgiveness of principal and interest.

The carrying value of a restructured loan is reduced by the fair value of any assets or equity interest received, if any. In addition, if the present value of future cash receipts required under the new terms does not equal the recorded investment in the loan at the time of restructuring, the carrying value would be further reduced by a charge to the allowance. In addition, at the time of restructuring, loans are generally classified as impaired. A restructured loan that is not impaired, based on the restructured terms and that has a stated interest rate greater than or equal to a market interest rate at the date of the restructuring, is reclassified as unimpaired in the year immediately following the year it was disclosed as restructured.

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation. For financial reporting purposes, assets are depreciated over their estimated useful lives using the straight-line and accelerated methods. For income tax purposes, the accelerated cost recovery system and the modified accelerated cost recovery system are used.

Income Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements, and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of investment securities, deferred loan fees, allowance for loan losses, allowance for losses on foreclosed real estate, accumulated depreciation and intangible assets for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

(Notes continued on next page)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising Costs

Advertising costs are expensed as incurred.

Deferred Compensation Plans

The Corporation maintains deferred compensation and retirement arrangements with certain officers. The Corporation’s policy is to accrue the estimated amounts to be paid under the contracts over the expected period of active employment. The Corporation purchased life insurance contracts to fund the expected liabilities under the contracts.

Stock Compensation Plans

FASB Statement No. 123, Accounting for Stock-Based Compensation, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the estimated fair value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Corporation’s stock option plans have no intrinsic value at the grant date and, under Opinion No. 25, no compensation cost is recognized for them. The Corporation has elected to continue with the accounting methodology in Opinion No. 25 and, as a result, has provided pro forma disclosures of net income and earnings per share and other disclosures, as if the fair value based method of accounting had been applied.

On December 15, 2002, the Corporation adopted the disclosure requirements of Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure and Amendment of FASB Statement No. 123 (“SFAS 148”). This Statement provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, and amends the disclosure provisions of SFAS 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decision with respect to stock-based compensation. The Corporation is currently evaluating the adoption of fair value recognition provisions of SFAS 148.

The pro forma disclosures include the effects of all awards granted on or after January 1, 1995 as follows:

		2003	2002	2001
Net income	As reported	$11,688,275	$6,329,218	$4,542,621
	Pro forma	$11,500,803	$6,162,259	$4,251,710

Basic earnings per share	As reported	$2.01	$1.37	$1.05
	Pro forma	$1.98	$1.33	$.98

Diluted earnings per share	As reported	$1.88	$1.29	$.99
	Pro forma	$1.85	$1.25	$.93

(Notes continued on next page)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The fair value of each option granted is estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2003	2002	2001
Dividend yield	1.40%	2.80%	2.67%
Expected life	7 years	7 years	5 years
Expected volatility	21%	28%	53%
Risk-free interest rate	3.50%	3.50%	4.50%

Earnings Per Common Share

Basic earnings per share (EPS) excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised, converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

The components of other comprehensive income and related tax effects are as follows:

	Years Ended December 31,
	2003	2002	2001
Unrealized holding gains (losses) arising during the year on available-for-sale securities	$149,710	$743,363	$602,877
Reclassification adjustment for losses (gains) realized in income	(67,616)	(236,079)	(454,919)

Net unrealized gains (losses)	82,094	507,284	147,958
Tax effect	(27,912)	(172,477)	(50,306)

Net-of-tax amount	$54,182	$334,807	$97,652

Change in fair value of derivatives used for cash flow hedges, net of tax	$(463,299)	$463,299	$—

(Notes continued on next page)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Segment Reporting

Public business enterprises are required to report information about operating segments in annual financial statements and selected information about operating segments in financial reports issued to shareholders. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by management in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments.

Derivative Instruments and Hedging Transactions

The Corporation applies FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.

Interest Rate Swap Agreements: For asset/liability management purposes, the Corporation uses interest rate swap agreements to hedge various exposures or to modify interest rate characteristics of various balance sheet accounts. Such derivatives are used as part of the asset/liability management process and are linked to specific assets or liabilities, and have a high correlation between the contract and the underlying item being hedged, both at inception and throughout the hedge period.

The Corporation utilizes interest rate swap contracts to hedge the issuance of fixed rate certificates of deposit with terms of five years or more, and these are accounted for as fair value hedges. The terms of the certificates of deposit and the interest rate swaps mirror each other and are committed to simultaneously. Under the terms of these swap agreements, the Bank is the fixed rate receiver and the floating rate payer (generally tied to three month LIBOR). The combination of the interest rate swaps and the issuance of the certificates of deposit generates long term floating rate funding for the Bank. Both the interest rate swap and the certificate of deposit are recorded at fair value, with changes in fair value included in statements of income as interest expense.

Rate Lock Commitments: On March 13, 2002, the Derivatives Implementation Group of the Financial Accounting Standards Board determined that loan commitments related to the origination or acquisition of mortgage loans that will be held for sale must be accounted for as derivative instruments, effective for fiscal quarters beginning after April 10, 2002. Accordingly, the Corporation adopted such accounting.

The Bank enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (rate lock commitments). Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. Accordingly, such commitments, along with any related fees received from potential borrowers, are recorded at fair value in derivative assets or liabilities, with changes in fair value recorded in the net gain or loss on sale of mortgage loans. Fair value is based on fees currently charged to enter into similar agreements, and for fixed-rate commitments also considers the difference between current levels of interest rates and the committed rates. Prior to July 1, 2002, such commitments were recorded to the extent of fees received. Fees received were subsequently included in the net gain or loss on sale of mortgage loans.

(Notes continued on next page)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The cumulative effect of adopting SFAS No. 133 for rate lock commitments was not material.

Off-Balance-Sheet Financial Instruments

In the ordinary course of business, the Bank has entered into off-balance-sheet financial instruments consisting of commitments to extend credit, commitments under credit card arrangements, commercial letters of credit, standby letters of credit, and financial guarantees written. Such financial instruments are recorded in the financial statements when they become payable.

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for losses on loans and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. While management uses available information to recognize losses on loans and foreclosed real estate, future additions to the allowances may be necessary based on changes in local economic conditions and other factors.

Business Combinations

The Corporation adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142), effective January 1, 2002. Accordingly, goodwill is no longer subject to amortization over its estimated useful life, but is subject to an annual assessment for impairment by applying a fair value based test. Additionally, under SFAS 142, acquired intangible assets are separately recognized if the benefit of the asset can be sold, transferred, licensed, rented, or exchanged, and amortized over their useful life. Branch acquisition transactions were outside the initial scope of SFAS 142 and, accordingly, intangible assets related to such transactions continued to amortize upon the adoption of SFAS 142. The adoption of SFAS 142 did not have a material effect on the consolidated financial condition and results of operations of the Corporation.

Effective October 1, 2002, the Corporation adopted Statement of Financial Accounting Standards No. 147, Acquisitions of Certain Financial Institutions (SFAS 147). This Statement amends previous interpretive guidance on the application of the purchase method of accounting to acquisitions of financial institutions, and requires the application of SFAS 141, Business Combinations, and SFAS 142 to branch acquisitions if such transactions meet the definition of a business combination. This Statement amends SFAS 144, Accounting for Impairment or Disposal of Long-Lived Assets, to include in its scope core deposit intangibles of financial institutions. Accordingly, such intangibles are subject to a recoverability test based on undiscounted cash flows, and to the impairment recognition and measurement provisions that are required for other long-lived assets that are held and used. The transitional provisions of SFAS 147 require previously recognized unidentifiable intangible assets acquired in a business combination that occurred before October 1, 2002 to be reclassified as goodwill. The Corporation transferred approximately $700,000 in unidentifiable intangible assets to goodwill at October 1, 2002. The Corporation does not expect the adoption of this Statement to have a material impact on the Corporation’s financial position or results of operations.

(Notes continued on next page)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Effective January 1, 2002, the Corporation adopted Financial Accounting Standards Board (FASB) Statement No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets (SFAS 144). The statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The statement specifies criteria for classifying assets as held for sale. The adoption of SFAS 144 did not have a material effect on the consolidated financial condition and results of operations of the Corporation.

Guarantees

FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees (FIN 45), requires that a liability be recognized, at inception, for the fair value of certain guarantees and for the ongoing obligation, if any, to perform over the term of the guarantee. The recognition provisions of FIN 45 are effective for certain guarantees modified or issued after December 31, 2002. The adoption of FIN 45 did not have a material impact on the Corporation’s results of operation or financial condition.

The disclosure provisions of FIN 45 are effective for financial statements with periods ended after December 15, 2002. Accordingly, the Company has incorporated such disclosures.

Asset Retirements and Disposal Costs

In June of 2001 and 2002, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations (SFAS 143), and Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146), respectively. SFAS 143 addresses financial accounting requirements for obligations associated with the retirement of tangible long-lived assets, and SFAS. 146 requires the recognition of a liability, when incurred, for a cost associated with an exit or disposal activity. The resultant obligations and liabilities should be recognized at fair value. The provisions of these statements were first effective in 2003. The adoption of these statements did not have a material impact on the Corporation’s results of operations or financial condition.

Recent Accounting Pronouncements

In April 2003, the FASB issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS 149). This statement amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities, for decisions made by the FASB’s Derivative Implementation Group, other FASB Projects dealing with financial instruments, and in response to implementation issues raised in relation to the application of the definition of a derivative. This statement is generally effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of this standard did not have a material impact on the Corporation’s results of operations or financial condition.

(Notes continued on next page)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (SFAS 150), in May 2003. SFAS 150 clarifies the definition of a liability as currently defined in FASB Concepts Statement No. 6, Elements of Financial Statements, as well as other planned revisions. This statement requires a financial instrument that embodies an obligation of an issuer to be classified as a liability. In addition, the statement establishes standards for the initial and subsequent measurement of these financial instruments and disclosure requirements. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003. The adoption of this statement did not have a material impact on the Corporation’s results of operations and financial position.

In December 2003, the FASB issued a revision to FASB Statement No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits (SFAS 132). This statement does not change the measurement recognition aspects for pension and other postretirement benefit plans. However, it does revise employers’ disclosures to include more information about the plan assets, obligations to pay benefits and funding obligations. These disclosures are effective for the 2003 financial statements. Accordingly, the Corporation has incorporated such disclosures.

The FASB also revised FASB Interpretation 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (FIN 46). The interpretation provides a framework for identifying variable interest entities (VIEs), and determining when a company should include the assets, liabilities, noncontrolling interests and results of activities of a VIE in its consolidated financial statements. As revised, FIN 46 is effective beginning in the first quarter of 2004 for all VIEs (other than what is commonly referred to as special purpose entities, VIEs of small business issuers, and VIEs of nonpublic entities). Management does not expect this pronouncement to have a material impact on the Corporation’s results of operations or financial condition in the foreseeable future.

The FASB’s Emerging Issues Task Force (EITF) has been considering the rules that govern other-than-temporary impairment of securities and, while consensus has not been reached on a model for the recognition of other-than-temporary impairment, consensus was reached on new disclosure requirements related to unrealized losses on investment securities. The new disclosure requirements apply to marketable equity and debt securities accounted for under Financial Accounting Board Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and are required for inclusion in annual reports with fiscal years ended after December 15, 2003. Accordingly, the Corporation has incorporated such disclosures.

Reclassifications

Certain reclassifications have been made to prior year’s information to conform with the current year presentation.

NOTE 3 - RESTRICTIONS ON CASH AND DUE FROM BANK ACCOUNTS

The Bank is required by the Federal Reserve Bank to maintain average reserve balances. The average amount of these reserve balances was approximately $3,030,000 and $965,000 for the years ended December 31, 2003 and 2002, respectively. On December 31, 2003 and 2002, the required reserve balance was $3,984,000 and $766,000, respectively.

(Notes continued on next page)

NOTE 4 - SECURITIES

Securities at December 31, 2003 and 2002 are as follows:

December 31, 2003	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale:
U.S. government agencies	$3,449,668	$32,815	$566	$3,481,917
Federal Reserve Bank stock	1,337,550	—	—	1,337,550
Federal Home Loan Bank stock	6,049,600	—	—	6,049,600
Other	2,136,980	52,371	109,631	2,079,720

	$12,973,798	$85,186	$110,197	$12,948,787

Securities held-to-maturity:
U. S. government agencies	$82,435,591	$795,922	$2,786,901	$80,444,612
State & municipal securities	17,005,479	1,016,278	—	18,021,757
Corporate bonds	1,028,498	—	29,858	998,640
Trust preferred stock	44,112,052	2,431,075	756,708	45,786,419

Total	$144,581,620	$4,243,275	$3,573,467	$145,251,428

December 31, 2002	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale:
U.S. government agencies	$4,062,690	$13,527	$1,921	$4,074,296
Federal Reserve Bank stock	956,550	—	—	956,550
Federal Home Loan Bank stock	5,250,000	—	—	5,250,000
Preferred stock	9,491,964	29,540	27,080	9,494,424
Other	1,452,067	43,881	80,261	1,415,687

	$21,213,271	$86,948	$109,262	$21,190,957

Securities held-to-maturity:
U. S. government agencies	$62,257,740	$1,812,211	$267	$64,069,684
State & municipal securities	13,153,919	893,645	10,361	14,037,203
Corporate bonds	2,098,200	23,649	39,179	2,082,670
Trust preferred stock	31,139,776	669,475	—	31,809,251

Total	$108,649,635	$ ,398,980	$49,807	$111,998,808

Federal Reserve Bank stock and Federal Home Loan Bank stock are restricted securities, carried at cost, and periodically evaluated for impairment. These securities do not have a readily determinable fair value, and lack a market.

(Notes continued on next page)

NOTE 4 - SECURITIES (Continued)

At December 31, 2003 and 2002, securities with a carrying value of approximately $4,750,000 and $4,629,600, respectively, were pledged to secure deposits of the U.S. government or the Commonwealth of Virginia. In addition, securities with a carrying value of $47,630,600 and $41,930,000 are pledged to secure Federal Home Loan Bank advances as of December 31, 2003 and 2002, respectively.

In the second quarter of 2001, securities were sold from the held-to-maturity investment portfolio for reasons other than those identified in Statement of Financial Accounting Standard No. 115 (SFAS 115) paragraph 8 (a) – (f). In conformity with SFAS 115, the remaining securities, with a fair value of $49,994,919 at the time of transfer and an amortized cost of $49,309,701, were transferred from the held-to-maturity classification to the available-for-sale classification. The gross unrealized gains and losses amounted to $2,202,424 and $1,517,206, respectively, at the time of transfer. In particular, concerns over the corporate credit exposure within the investment securities portfolio lead management to conclude that corporate investment securities, including all non-financial corporate issues, should be liquidated in a re-structuring of the portfolio to shield the Corporation from a perceived growing credit risk in a weakening economy.

In the second quarter of 2002, management elected to reclassify securities with a fair value of $113,599,000 at the time of transfer and an amortized cost of $113,298,000 from the available-for-sale classification to the held-to-maturity classification. The difference of $301,000 has been recorded as an adjustment to the amortized cost of the securities and is being amortized over their respective lives.

The amortized cost and fair value of securities by maturity date at December 31, 2003 are as follows:

	Securities Held-to-Maturity		Securities Available-for-Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	$—	$—	$—
Due from one to five years	—	—	—	—
Due from five to ten years	4,403,790	4,571,122	—	—
Due after ten years	95,037,280	93,895,247	3,449,668	3,481,917

Total debt securities	99,441,070	98,466,369	3,449,668	3,481,917
Federal Reserve Bank stock	—	—	1,337,550	1,337,550
Federal Home Loan Bank stock	—	—	6,049,600	6,049,600
Preferred stock	44,112,052	45,786,419	—	—
Other	1,028,498	998,640	2,136,980	2,079,720

	$144,581,620	$145,251,428	$12,973,798	$12,948,787

Gross realized gains and losses on available-for-sale securities were:

	December 31,
	2003	2002	2001
Gross realized gains	$84,105	$238,955	$1,095,850

Gross realized losses	$16,489	$2,876	$640,932

(Notes continued on next page)

NOTE 4 – SECURITIES (Continued)

Unrealized losses on investment securities at December 31, 2003 are aged as follows:

	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S.government agencies	$51,912,264	$2,786,901	$194,627	$566	$52,106,891	$2,787,467
Corporate bonds	—	—	998,640	29,858	998,640	29,858
Trust preferred stock	6,201,605	756,708	—	—	6,201,605	756,708
Other	—	—	—	109,631	—	109,631

Total	$58,113,860	$3,543,609	$1,193,267	$140,055	$59,307,136	$3,683,664

NOTE 5 - LOANS

Loans consist of the following:

	December 31,
	2003	2002
Gross loans:
Commercial	$116,673,142	$96,806,863
Real estate – construction	183,338,459	122,838,713
Commercial real estate	210,119,213	158,954,229
Residential real estate mortgages	76,291,237	49,175,694
Installment and consumer loans	4,540,217	4,968,550

Total gross loans	590,962,268	432,744,049
Less - allowance for loan losses	(4,962,358)	(5,008,808)

Loans, net	$585,999,910	$427,735,241

Gross loans include deferred loan costs in excess of unearned loan income of $2,949,098 and $2,918,301 at December 31, 2003 and 2002, respectively.

A summary of the activity in the allowance for loan losses account is as follows:

	Years Ended December 31,
	2003	2002	2001
Balance, beginning of year	$5,008,808	$3,696,860	$3,520,702
Provision charged to operations	150,000	1,550,000	195,000
Loans charged-off	(203,714)	(279,036)	(356,294)
Recoveries	7,264	40,984	337,452

Balance, end of year	$4,962,358	$5,008,808	$3,696,860

(Notes continued on next page)

NOTE 5 - LOANS (Continued)

Accounting standards require certain disclosures concerning impaired loans, as defined by generally accepted accounting principles, regardless of whether or not an impairment loss exists. Impaired loans amount to $377,247 and $505,699 as of December 31, 2003 and 2002, respectively. Impaired loans have a valuation allowance allocation of $71,975 and $62,807 at those respective dates. The average recorded investment in impaired loans was approximately $506,860, $469,556, and $1,336,419 in 2003, 2002 and 2001, respectively. The Bank recognized $52,635, $54,067, and $30,955 of interest income on impaired loans during 2003, 2002 and 2001, respectively.

Loans on which the accrual of interest has been discontinued amounted to $377,247 and $505,699 at December 31, 2003 and 2002, respectively. If interest on those loans had been accrued, such income would have approximated $69,827, $31,798, and $12,293 for the years ended December 31, 2003, 2002 and 2001, respectively.

NOTE 6 - PREMISES AND EQUIPMENT

Premises and equipment consist of the following:

	December 31,
	2003	2002
Land	$1,893,255	$1,775,944
Buildings	6,023,361	5,876,708
Leasehold improvements	1,483,982	1,442,467
Equipment, furniture and fixtures	4,194,311	3,674,329
Software	1,268,372	1,091,714
Construction in progress	32,253	32,609

	14,895,534	13,893,771
Less - accumulated depreciation	(4,509,940)	(3,654,928)

	$10,385,594	$10,238,843

Depreciation charged to operating expense for 2003, 2002 and 2001 was $1,433,971, $1,241,894, and $979,181, respectively.

NOTE 7 - DEPOSITS

Interest-bearing deposits consist of the following:

	December 31,
	2003	2002
Money market and NOW account deposits	$89,927,431	$61,937,890
Savings deposits	4,136,269	3,902,083
Time deposits $100,000 and over	29,264,394	10,261,244
Other time deposits	450,610,718	415,957,314

	$573,938,812	$492,058,531

(Notes continued on next page)

NOTE 7 – DEPOSITS (Continued)

The scheduled maturities of time deposits at December 31, 2003 are as follows:

Less than one year	$221,053,145
One to two years	42,028,918
Three to five years	32,832,049
Over five years	183,961,000

$479,875,112

NOTE 8 - FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

Federal Home Loan Bank (FHLB) advances consist of the following:

	December 31,
	2003	2002
5.82% FHLB advance due April 5, 2010	$5,000,000	$5,000,000
5.45% FHLB advance due September 15, 2010	25,000,000	25,000,000
4.64% FHLB advance due August 7, 2006	2,000,000	2,000,000
4.21% FHLB advance due August 1, 2003	—	2,000,000
3.98% FHLB advance due November 28, 2011	10,000,000	10,000,000
3.98% FHLB advance due May 7, 2007	5,000,000	5,000,000
3.86% FHLB advance due November 7, 2011	10,000,000	10,000,000
3.54% FHLB advance due February 23, 2004	25,000,000	25,000,000
3.14% FHLB advance due December 5, 2011	12,000,000	12,000,000
2.53% FHLB advance due May 30, 2013	5,000,000	—
2.11% FHLB advance due May 30, 2008	4,491,525	—
1.75% FHLB advance due June 2, 2008	5,000,000	—
1.30% FHLB advance due January 17, 2003	—	9,000,000
1.15% FHLB advance due April 15, 2004	12,500,000	—

	$120,991,525	$105,000,000

Information regarding FHLB advances is summarized below:

	2003	2002	2001
Weighted average rate	4.06%	4.04%	4.98%

Average balance	$106,212,979	$102,888,710	$42,690,685

Maximum outstanding at month-end	$120,991,525	$128,100,000	$83,800,000

(Notes continued on next page)

NOTE 8 - FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS (Continued)

As of December 31, 2003 and 2002, advances were collateralized by FHLB stock with a cost of $6,049,600 and $5,250,000, respectively. In addition, securities of $ 47,630,600 and $41,930,000 were pledged against these advances, as of December 31, 2003 and 2002, respectively. Mortgage loans of $86,619,900 also served to provide additional collateral for these advances at December 31, 2003. Pursuant to the terms of the variable rate line of credit, the Bank may borrow up to 30% of the Bank’s total assets. The FHLB advances arrangement has no expiration date, but is reevaluated periodically to determine the Bank’s credit worthiness. Additionally, the Bank has a warehouse line of credit of $75,000,000 collateralized by first mortgage loans and expiring April 17, 2004. As of December 31, 2003, the Bank had not drawn from this line of credit.

Resource Capital Trust I (Trust I), Resource Capital Trust II (Trust II), and Resource Capital Trust III (Trust III) are wholly-owned special purpose finance subsidiaries of the Parent, operating in the form of a grantor trust (collectively referred to as the Trusts).

Trust I was created in 1999 solely to issue capital securities and remit the proceeds to the Corporation. The Corporation is the sole owner of the common stock securities of the Trust. In 1999, Trust I issued 368,000 shares of preferred stock capital securities (Trust I preferred stock) with a stated value of $25 per share, and a fixed dividend yield of 9.25% of the stated value. The stated value of the Trust preferred stock is unconditionally guaranteed on a subordinated basis by the Parent. The Trust I securities have a mandatory redemption date of April 15, 2029, and are subject to varying call provisions at the option of the Corporation beginning April 15, 2004.

Trust II was created in 2001 solely to issue capital securities and remit the proceeds to the Corporation. The Corporation is the sole owner of the common stock securities of the Trust. In 2001, Trust II issued 5,000 shares of preferred stock capital securities (Trust II preferred stock) with a stated value of $1,000 per share, and bearing a variable distribution rate per annum, reset semi-annually, equal to LIBOR plus 3.75% provided, that the applicable interest rate may not exceed 11.0% through the interest payment date in December 2006. The Trust II securities have a mandatory redemption date of December 8, 2031, and are subject to varying call provisions at the option of the Corporation beginning December 8, 2006.

Trust III was created in 2002 solely to issue capital securities and remit the proceeds to the Corporation. The Corporation is the sole owner of the common stock securities of the Trust. In 2002, Trust III issued 3,000 shares of preferred stock capital securities (Trust III preferred stock) with a stated value of $1,000 per share, and bearing a variable distribution rate per annum, reset quarterly, equal to LIBOR plus 3.45% provided that the applicable interest rate may not exceed 12.5% through the interest payment date in November 2007. These securities have a mandatory redemption date of November 7, 2032, and are subject to varying call provisions at the option of the Corporation beginning November 7, 2007.

The Parent unconditionally guarantees the stated value of the Trust preferred stock on a subordinated basis. Through an intercompany lending transaction, proceeds received by the Trusts from sale of the securities were lent to the Parent for general corporate purposes.

(Notes continued on next page)

NOTE 8 - FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS (Continued)

The Trust preferred stock is senior to the Corporation’s common stock in event of claims against Resource, but is subordinate to all senior and subordinated debt securities. The Corporation has the right to terminate the Trusts upon the occurrence of certain events, including (a) dividend payments on the preferred stock securities are no longer deemed tax-deductible, or the Trust is taxed on the income received from the underlying intercompany debt agreement with the Parent, (b) the capital securities are no longer considered Tier 1 capital under Federal Reserve Bank guidelines, or (c) the Trust, through a change of law, is deemed to be an investment company under the Investment Company Act of 1940 (the Act) and subject to that Act’s reporting requirements.

Shares of the Trust preferred stock are capital securities, which are distinct from the common stock or preferred stock of the Corporation, and the dividends thereon are tax-deductible. Dividends accrued for payment by the Trust are classified as interest expense on long-term debt in the consolidated statement of operations of the Corporation. The Trust preferred stock is shown as “Capital Trust borrowings” and classified as a liability in the consolidated balance sheets.

NOTE 9 - STOCKHOLDERS’ EQUITY

All shares and per share prices have been restated for the three-for-two split in 2003.

In 2003, Stock options were exercised resulting in the issuance of 120,774 additional common shares. The Corporation did not reacquire any shares of its outstanding common stock during 2003. In addition, the Corporation issued 1,377,560 shares of common stock at a price of $14.33 per shares in a public securities offering that resulted in proceeds of $18,130,120, net of offering costs of $1,614,900.

In 2002, Stock options were exercised resulting in the issuance of 47,199 additional common shares. The Corporation also reacquired 161,250 shares of its outstanding common stock at an average price of $13.69 per share.

In 2001, no stock options were exercised; however, the Corporation reacquired 139,299 shares of its outstanding common stock at an average price of $10.67 per share. In addition, the Corporation issued 858,750 shares of common stock at a price of $9.33 per share in a public securities offering that resulted in proceeds of $7,342,211, net of offering costs of $672,789.

(Notes continued on next page)

NOTE 10 - EMPLOYEE BENEFIT PLANS

401(k) Profit Sharing Plan

The Corporation has a 401(k) Profit Sharing Plan whereby substantially all employees participate in the Plan. Employees may contribute up to 100% of their compensation subject to certain limits based on federal tax laws. The Corporation makes matching contributions equal to 50% of the first 6% of an employee’s compensation contributed to the Plan. The Corporation may also make a discretionary profit sharing contribution based on certain eligibility requirements as set forth in the Plan. Employer account contributions vest to the employee 100% upon completion of two years service. For 2003, 2002 and 2001, expenses attributable to the Plan amounted to $561,700, $448,500, and $343,500, respectively, and are presented in the Statements of Income as part of salaries and employee benefits.

Stock Compensation Plans

All shares and per shares prices have been restated to reflect the three-for-two stock split in 2003.

At December 31, 2003, the Corporation has five stock compensation plans for its officers and directors. Each plan is a fixed option plan. Three of these plans, the May 1993 Long-Term Incentive Plan, the December 1993 Long-Term Incentive Plan, and the 1994 Long-Term Incentive Plan were implemented and grants were made prior to the effective date of FASB Statement No. 123, Accounting for Stock Based Compensation. The Corporation applies APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for all its plans. Accordingly, no compensation cost has been recognized for these plans against earnings.

The Corporation’s 1996 Long-Term Incentive Plan authorized the granting of options to management personnel and directors of 70,500 shares of the Bank’s common stock in 1997. All options have 10-year terms, and are not exercisable for five years from the date of grant. No stock options were granted in 1998. During 1999, this Plan was amended allowing additional shares to management. The Corporation granted 40,982 of these shares in 2001.

In May, 2001, the Corporation’s shareholders approved the Resource Bankshares Corporation 2001 Stock Incentive Plan. During 2002, this Plan was amended to allow additional shares. This plan, as amended, expires in May, 2011, and makes available up to 300,000 shares of common stock for the granting of awards in the form of incentive stock options, nonqualified stock options, or other stock based awards. During the year ended December 31, 2003 and 2002, the Corporation granted, at fair value, 15,150 and 3,750 incentive stock options, respectively, and no nonqualified options under this plan during the same period.

Pro forma information regarding net income and earnings per share is required by FASB Statement No. 123, and has been determined as if the Corporation had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model.

(Notes continued on next page)

NOTE 10 - EMPLOYEE BENEFIT PLANS (Continued)

The Black-Scholes option model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Corporation’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

The following is a summary of the Corporation’s stock option activity, and related information for the years ended December 31:

	2003		2002		2001
	Options	Weighted - Average Exercise Price	Options	Weighted - Average Exercise Price	Options	Weighted - Average Exercise Price
Outstanding – beginning of year	779,470	$7.60	837,920	$7.46	675,314	$6.57
Granted	15,150	26.82	3,750	13.10	170,100	11.07
Exercised	(120,774)	3.20	(47,200)	4.23	—	—
Forfeited	(1,349)	8.39	(15,000)	11.74	(7,494)	8.17

Outstanding – end of year	672,497	$8.82	779,470	$7.60	837,920	$7.46

Exercisable – end of year	301,623	$7.08	387,746	$4.87	381,695	$4.04

Weighted average fair value of options granted during the year		$5.24		$2.65		$3.72

(Notes continued on next page)

NOTE 10 - EMPLOYEE BENEFIT PLANS (Continued)

Information pertaining to options outstanding at December 31, 2002 is as follows:

Range of Exercise Prices	Number Outstanding	Options Outstanding		Options Exercisable
		Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$ 2.00 - $ 4.17	194,396	2.5 years	$3.67	194,396	$3.67

$ 6.08 - $ 6.67	103,875	6.2 years	$6.20	—	$—

$ 7.17 - $ 8.00	15,000	6.5 years	$7.79	—	$—

$10.00 - $10.92	84,976	5.0 years	$10.55	57,976	$10.50

$11.27 - $11.91	152,707	7.7 years	$11.36	19,957	$11.91

$12.33 - $12.58	42,749	5.5 years	$12.42	15,000	$12.33

$13.00 - $13.79	21,000	5.7 years	$13.18	—	$—

$14.50 - $28.07	57,794	6.5 years	$17.73	14,294	$27.45

Outstanding at end of year	672,497	5.3 years	$8.82	301,623	$7.08

NOTE 11 - INCOME TAXES

The principal components of the income tax expense were as follows:

	2003	2002	2001
Federal – current	$4,971,734	$3,018,714	$1,914,075
Federal – deferred	(146,397)	(660,877)	4,133

	$5,118,131	$2,357,837	$1,918,208

The differences between expected federal income taxes at statutory rates to actual income tax expense are summarized as follows:

	2003	2002	2001
Income tax expense (benefit) computed at federal statutory rates	$5,714,178	$2,953,599	$2,196,682

Tax effects of:
Tax-exempt interest	(302,452)	(244,737)	(264,247)
Tax-exempt increase in cash surrender value of life insurance	(233,396)	(145,383)	(40,120)
Tax credits	(168,275)	(224,451)	—
Other	108,076	18,809	25,893

	$5,118,131	$2,357,837	$1,918,208

(Notes continued on next page)

NOTE 11 - INCOME TAXES (Continued)

The Corporation’s deferred tax assets and liabilities and their components are as follows:

	December 31,
	2003	2002
Deferred tax assets:
Intangible assets	$—	$10,066
Bad debts and other provisions	1,828,716	1,657,556
Fixed assets	—	104,015
Other	15,992	18,855
Deferred compensation	329,982	225,744
Unrealized loss on securities	60,129	89,758

Total deferred tax asset	2,234,819	2,105,994

Deferred tax liabilities:
Loans	192,005	213,539
Deposits	139,704	155,371
Deferred fees	1,686,855	1,482,818
FHLB stock	17,821	17,821
Fixed assets	118,988	—
Intangible assets	19,027	—

Total deferred tax liability	2,174,400	1,869,549

Net deferred tax asset (liability)	$60,419	$236,445

NOTE 12 - COMMITMENTS AND CONTINGENCIES

The Bank leases office space in Hampton Roads and Richmond as well as various offices for the mortgage division. The Bank owns its office space in Northern Virginia. The leases provide for options to renew for various periods. All escalation clauses based on fixed percentages are included in the disclosure below. Pursuant to the terms of these leases, the following is a schedule, by year, of future minimum lease payments required under these non cancelable operating lease agreements.

Lease Payments
2004	1,485,344
2005	984,976
2006	783,848
2007	565,039
2008	226,453
Thereafter	504,288

$4,549,948

(Notes continued on next page)

NOTE 12 - COMMITMENTS AND CONTINGENCIES (Continued)

Total rental expense was $1,354,341, $1,119,207, and $1,165,439 for 2003, 2002 and 2001, respectively.

The Bank is the defendant in a class action lawsuit under the Telephone Consumer Protection Act, or TCPA. The lawsuit alleges that the Bank violated the TCPA by sending unsolicited fax advertisements without obtaining express invitation or permission to send the faxes. These faxes were sent by Resource Mortgage, a division of Resource Bank, which has historically used facsimiles to disseminate product and interest rate information to mortgage brokers on a national basis. This facsimile form of business communication is consistent with industry practice.

Under the TCPA, recipients of unsolicited fax advertisements are entitled to damages from $500 to $1,500 per fax. The number of faxes transmitted during the period for which the plaintiff seeks class certification is not known currently, however, the number of faxes is likely to be significant.

The Bank is contesting the lawsuit vigorously and asserting a number of defenses. In addition, the Bank has filed a motion to dismiss the lawsuit on constitutional grounds. The Bank has insurance coverage for the litigation subject to a policy limit of $3 million.

As this lawsuit will remain pending for the foreseeable future, it is not possible to determine the possible outcome of the case, nor is it possible at this stage to determine the range of loss if the outcome were unfavorable.

The Corporation and the Bank are also defendants in certain other claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the financial position of the Bank.

NOTE 13 – ON BALANCE SHEET DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

Derivative financial instruments are components of the Corporation’s risk management profile. The Company monitors its sensitivity to changes in interest rates and may use derivatives to hedge this risk. In accordance with SFAS No. 133 all derivatives are recorded in the financial statements at fair value. The Company had utilized interest rate swaps with aggregate notional amounts of $205 million and $100 million as of December 31, 2003 and 2002, respectively, to hedge certain long term fixed rate certificate of deposit liabilities. The terms of the certificates of deposit and the interest rate swaps mirror each other and are committed to simultaneously. Under the terms of these swap agreements, the Bank is the fixed rate receiver and the floating rate payer (generally tied to three month LIBOR). The combination of the interest rate swaps and the issuance of the certificates of deposit generates long term floating rate funding for the Bank. Both the interest rate swap and the certificate of deposit are recorded at fair value, with changes in fair value included in statements of income as interest expense.

(Notes continued on next page)

NOTE 13 – ON BALANCE SHEET DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

Risk management results indicate that the hedges were 99.48% and 100% effective as of December 31, 2003 and 2002, respectively, resulting in adjustments charged to interest expense to reflect hedge ineffectiveness of $12,033 and $- for the years ended December 31, 2003 and 2002, respectively. All of these interest rate swap agreements include a clause giving the Bank’s counterparty the periodic right to terminate the swap transaction prior to maturity without penalty; the Bank in turn has the same right to call the related certificate of deposit. Interest rate swap transactions with aggregate notional amounts and their corresponding certificates of deposit were terminated prior to maturity totaling $35 million and $- for the years ended December 31, 2003 and 2002, respectively. The Corporation had no interest rate swap agreements prior to 2002.

NOTE 14 - RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Bank has loan and deposit transactions with its officers and directors, and with companies in which the officers and directors have a significant financial interest. A summary of related party loan activity during 2003 is as follows:

Balance, December 31, 2002	$3,476,578
Originations – 2003	221,101
Repayments – 2003	(1,358,530)

Balance, December 31, 2003	$2,339,149

Commitments to extend credit to related parties amounted to $41,400 and $230,100 at December 31, 2003 and 2002.

Deposits from related parties held by the Bank at December 31, 2003 and 2002, amounted to $5,569,066 and $4,589,722, respectively.

NOTE 15 - CREDIT COMMITMENTS AND CONCENTRATIONS OF CREDIT RISK

The Bank has outstanding at any time a significant dollar amount of commitments to extend credit. To accommodate major customers, the Bank also provides standby letters of credit and guarantees to third parties. Those arrangements are subject to strict credit control assessments. Guarantees and standby letters of credit specify limits to the Bank’s obligations. The amounts of loan commitments, guarantees and standby letters of credit are set out in the following table as of December 31, 2003 and 2002. Because many commitments and almost all standby letters of credit and guarantees expire without being funded in whole or in part, the contract amounts are not estimates of future cash flows.

(Notes continued on next page)

NOTE 15 - CREDIT COMMITMENTS AND CONCENTRATIONS OF CREDIT RISK (Continued)

	Variable Rate Commitments	Fixed Rate Commitments
December 31, 2003
Loan commitments	$251,826,853	$15,655,129
Standby letters of credit and guarantees written	$13,283,792	$—

December 31, 2002
Loan commitments	$150,974,465	$12,675,011
Standby letters of credit and guarantees written	$10,936,635	$—

Loan commitments, standby letters of credit and guarantees written have off-balance-sheet credit risk because only origination fees and accruals for probable losses, if any, are recognized in the statement of financial position until the commitments are fulfilled or the standby letters of credit or guarantees expire. Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted. The credit risk amounts are equal to the contractual amounts, assuming that the amounts are fully advanced and that, in accordance with the requirements of FASB Statement No. 105, Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, collateral or other security is of no value. The Bank’s policy is to require customers to provide collateral prior to the disbursement of approved loans. For retail loans, the Bank usually retains a security interest in the property or products financed, which provides repossession rights in the event of default by the customer. For business loans and financial guarantees, collateral is usually in the form of inventory or marketable securities (held in trust) or real property (notations on title). Additionally, at December 31, 2003, the Bank had $77 million in mortgage loans sold to investors with various recourse and warranty provisions. The Bank provides an allowance for estimated losses from such provisions that management considered adequate at December 31, 2003.

There are no commitments to extend credit on impaired loans at December 31, 2003.

Concentrations of credit risk (whether on or off balance sheet) arising from financial instruments exist in relation to certain groups of customers. A group concentration arises when a number of counterparties have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. The Bank does not have significant exposure to any individual customer or counterparty. However, a geographic concentration arises because the Bank operates primarily in southeastern and northern Virginia.

The credit risk amounts represent the maximum accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted and any collateral or security proved to be of no value. The Bank has not experienced difficulty in gaining control of collateral when necessary. As a result, the Bank’s loss experience has been minimal for the years ended December 31, 2003, 2002 and 2001.

(Notes continued on next page)

NOTE 16 - REGULATORY MATTERS

The Corporation (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Corporation’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2003, the Corporation and the Bank meet all capital adequacy requirements to which it is subject.

As of December 31, 2003, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category.

The Corporation’s and the Bank’s actual capital amounts and ratios are presented in the table below.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2003:
Total Capital (to Risk- Weighted Assets)
Consolidated	$79,680,000	12.98%	$49,100,000	≥ 8%	N/A	N/A
Bank	$74,578,000	12.22%	$48,819,000	≥ 8%	$61,024,000	≥ 10%
Tier I Capital (to Risk – Weighted Assets)
Consolidated	$74,718,000	12.17%	$24,550,000	≥ 4%	N/A	N/A
Bank	$69,616,000	11.41%	$24,410,000	≥ 4%	$36,615,000	≥ 6%
Tier I Capital (to Average Assets)
Consolidated	$74,718,000	8.77%	$34,066,000	≥ 4%	N/A	N/A
Bank	$69,616,000	8.26%	$33,698,000	≥ 4%	$30,512,000	≥ 5%

(Notes continued on next page)

NOTE 16 - REGULATORY MATTERS (Continued)

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2002:
Total Capital (to Risk- Weighted Assets)
Consolidated	$51,865,000	10.58%	$39,266,000	≥ 8%	N/A	N/A
Bank	$49,433,000	10.14%	$38,993,000	≥ 8%	$48,741,000	≥ 10%
Tier I Capital (to Risk –Weighted Assets)
Consolidated	$40,875,000	8.34%	$19,613,000	≥ 4%	N/A	N/A
Bank	$44,424,000	9.11%	$19,496,000	≥ 4%	$29,245,000	≥ 6%
Tier I Capital (to Average Assets)
Consolidated	$40,875,000	6.64%	$24,623,000	≥ 4%	N/A	N/A
Bank	$44,424,000	7.27%	$24,449,000	≥ 4%	$24,371,000	≥ 5%

NOTE 17 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying amounts and fair value of the Bank’s financial instruments as of December 31, 2003 and 2002. FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, defines the fair value of financial instruments as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The carrying amounts in the table are included in the balance sheets under the indicated captions.

	2003		2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)		(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$10,249	$10,249	$13,399	$13,399
Loans, net	586,000	600,146	427,735	441,153
Investment securities	157,530	158,200	129,841	133,190
Funds advanced in settlement of mortgage loans	77,011	77,011	111,113	111,113
Accrued interest receivable	3,817	3,817	3,855	3,855

Financial Liabilities:
Deposit liabilities	607,466	609,264	516,449	525,998
Short-term borrowings	88,745	88,826	43,347	43,347
Long-term borrowings	99,692	105,512	110,200	112,232
Accrued interest payable	3,389	3,389	3,522	3,522

On-balance sheet derivative financial instruments:
Interest rate swap assets (liabilities)	(1,713)	(1,713)	463	463

(Notes continued on next page)

NOTE 17 - FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Estimation of Fair Values

The following notes summarize the major methods and assumptions used in estimating the fair value of financial instruments:

Short-term financial instruments are valued at their carrying amounts included in the Bank’s balance sheet, which are reasonable estimates of fair value due to the relatively short period to maturity of the instruments. This approach applies to cash and cash equivalents, deposits in other banks, funds advanced in settlement of mortgage loans, and short-term borrowings.

Loans are valued on the basis of estimated future receipts of principal and interest, discounted at various rates. Loan prepayments are assumed to occur at the same rate as in previous periods when interest rates were at levels similar to current levels. Future cash flows for homogeneous categories of consumer loans, such as motor vehicle loans, are estimated on a portfolio basis and discounted at current rates offered for similar loan terms to new borrowers with similar credit profiles. The fair value of nonaccrual loans also is estimated on a present value basis, using higher discount rates appropriate to the higher risk involved.

Investment securities are valued at quoted market prices if available. For unquoted securities, the fair value is estimated by the Bank on the basis of financial and other information.

The fair value of demand deposits and deposits with no defined maturity is taken to be the amount payable on demand at the reporting date. The fair value of fixed - maturity deposits is estimated using rates currently offered for deposits of similar remaining maturities. The intangible value of long-term relationships with depositors is not taken into account in estimating the fair values disclosed.

The carrying amounts of accrued interest receivable and payable, and certain other assets approximate fair value.

The fair values for interest rate swap agreements are based upon the amounts required to settle the contracts.

(Notes continued on next page)

NOTE 18 - EARNINGS PER SHARE RECONCILIATION

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations. The number of shares has been restated for a three-for-two stock split in 2003.

	2003	2002	2001
Net income (loss) (numerator, basic and diluted)	$11,688,275	$6,329,218	$4,542,621
Weighted average shares outstanding (denominator)	5,812,900	4,623,213	4,343,262

Earnings per common share-basic	$2.01	$1.37	$1.05

Effect of dilutive securities:

Weighted average shares outstanding	5,812,900	4,623,213	4,343,262
Effect of stock options	410,458	284,610	236,306

Diluted average shares outstanding (denominator)	6,223,358	4,907,823	4,579,568

Earnings per common share – assuming dilution	$1.88	$1.29	$.99

(Notes continued on next page)

NOTE 19 - CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Financial information pertaining only to Resource Bankshares Corporation is as follows:

Balance Sheets

December 31,	2003	2002
Assets

Cash and due from banks	$37,920	$37,111
Cash on deposit at Resource Bank	1,964,965	1,969,663

Total cash and due from banks	2,002,885	2,006,774
Investment securities available for sale	295,335	305,081
Investment in preferred stock of Resource Capital Trust I	284,550	284,550
Investment in preferred stock of Resource Capital Trust II	155,000	155,000
Investment in preferred stock of Resource Capital Trust III	93,000	93,000
Investment in preferred stock of Resource Bank	13,900,000	13,900,000
Investment in common stock of Resource Bank	56,616,387	32,048,656
Other equity investments	1,422,056	1,790,047
Other assets	2,946,216	594,206

Total assets	$77,715,429	$51,177,314

Liabilities and Stockholders’ equity

Interest payable	$193,685	$203,371
Other liabilities	1,336,874	2,074,391
Capital Trust borrowings	16,732,550	16,732,550

	18,263,109	19,010,312
Minority interest in subsidiary	24,500	—
Stockholders’ equity	59,427,820	32,167,002

Total liabilities and stockholders’ equity	$77,715,429	$51,177,314

Statements of Operations

Years Ended December 31,	2003	2002	2001
Income
Dividends from Resource Bank	$3,788,807	$2,704,832	$2,152,645
Interest and dividends on investments	3,163	4,182	43,803
Management and service fees	—	—	28,200
Other income	5,951	20,000	—
Gain on sale of assets	—	—	81,311

	3,797,921	2,729,014	2,305,959

Expenses
Interest expense - Capital Trust borrowings	1,153,169	1,132,708	879,342
Other expenses	550,195	298,458	213,577

	1,703,364	1,431,166	1,092,919

Income before income taxes and equity in undistributed net income of Resource Bank	2,094,557	1,297,848	1,213,040

Equity in undistributed net income (loss) of:
Resource Bank	8,909,101	4,329,683	3,010,115

Income before tax benefit	11,003,658	5,627,531	4,223,155

Income tax benefit	684,617	701,687	319,466

Net income	$11,688,275	$6,329,218	$4,542,621

(Notes continued on next page)

NOTE 19 - CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY (Continued)

Years Ended December 31,	2003	2002	2001
Statement of Cash Flows

Cash flows from operating activities
Net income	$11,688,275	$6,329,218	$4,542,621
Adjustments to reconcile to net cash from operating activities:
Equity in undistributed net (income) loss of Resource Bank	(8,909,101)	(4,329,683)	(3,010,115)
Equity in loss of other investments	(50,057)	38,039
Gain on sale of assets	—	—	(81,311)
Changes in:
Other assets	(1,131,843)	52,303	(30,425)
Accrued expenses	(9,685)	(98,590)	28,342
Other liabilities	(1,572,093)	2,069,880	(989,919)

Net cash from operating activities	15,496	4,061,167	459,193

Cash flows from investing activities

Proceeds from sales and maturities of available-for-sale securities	—	—	515,287
Purchases of available-for-sale securities	(1,045)	(238,354)	(19,539)
Purchases of other investments		(1,828,086)
Purchase of Resource Capital Trust preferred stock	—	(93,000)	(155,000)
Capital contributed to Resource Bank	(16,000,000)	—	(4,575,822)
Purchase of Resource Bank preferred stock	—	(4,700,000)	(1,850,000)

Net cash from investing activities	(16,001,045)	(6,859,440)	(6,085,074)

Cash flows from financing activities

Proceeds from Capital Trust borrowings	—	3,093,000	5,155,000
Reacquisition of Capital Trust borrowings	—	(1,000,000)	—
Proceeds from sale of common stock, net of issuance costs	18,130,120	—	7,342,211
Proceeds from sale of common stock upon exercise of stock options	386,920	199,748	—
Payments to reacquire common stock	—	(2,207,730)	(1,487,033)
Cash dividends paid on common stock	(2,535,380)	(1,731,013)	(1,388,479)

Net cash from financing activities	15,981,660	(1,645,995)	9,621,699

Net change in cash and cash equivalents	(3,889)	(4,444,268)	3,995,818

Cash and cash equivalents at beginning of year	2,006,774	6,451,042	2,455,224

Cash and cash equivalents at end of year	$2,002,885	$2,006,774	$6,451,042

Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Corporation. The total amount of dividends which may be paid at any date is generally limited to the retained earnings of the Bank, and loans or advances are limited to 10% of the Bank’s capital stock and surplus on a secured basis.

At December 31, 2003, the Bank’s retained earnings available for the payment of dividends without prior regulatory approval was $18,100,000, and funds available for loans or advances amounted to $3,568,000.

In addition, dividends paid by the Bank to the Corporation would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.

(Notes continued on next page)

NOTE 20 - SEGMENT REPORTING

The Corporation has two reportable segments, its retail and commercial mortgage banking operations and its commercial and other banking operations. Retail mortgage banking originates residential loans and subsequently sells them to investors while commercial mortgage banking specializes in commercial loan originations, placements and servicing. The commercial banking and other banking operations provide a broad range of lending and deposit services to individual and commercial customers, including such products as construction loans, and other business financing arrangements. The Corporation does not have other reportable operating segments.

The accounting policies of the segment are the same as those described in the summary of significant accounting policies. The chief operating decision maker of the Corporation evaluates performance based on profit or loss from operations before income taxes.

The Corporation’s mortgage banking segment is a strategic business unit that offers different products and services. It is managed separately because the segment appeals to different markets and, accordingly, requires different technology and marketing strategies.

The segment’s most significant revenue and expense is noninterest income and noninterest expense, respectively. The segments are reported below for the years ended December 31.

Selected Financial Information

	Mortgage Banking Operations	Commercial and Other Banking	Total
Year Ended December 31, 2003

Net interest income after provision for loan losses	$—	$24,365,462	$24,365,462
Noninterest income	29,749,254	3,064,578	32,813,832
Noninterest expense	(25,364,250)	(15,008,638)	(40,372,888)

Net income before income taxes	$4,385,004	$12,421,402	$16,806,406

Year Ended December 31, 2002

Net interest income after provision for loan losses	$—	$14,822,532	$14,822,532
Noninterest income	21,123,056	3,052,944	24,176,000
Noninterest expense	(18,509,451)	(11,802,026)	(30,311,477)

Net income before income taxes	$2,613,605	$6,073,450	$8,687,055

Year Ended December 31, 2001

Net interest income after provision for loan losses	$—	$10,837,769	$10,837,769
Noninterest income	17,604,747	2,539,114	20,143,861
Noninterest expense	(15,274,744)	(9,246,057)	(24,520,801)

Net income before income taxes	$2,330,003	$4,130,826	$6,460,829

(Notes continued on next page)

NOTE 20 - SEGMENT REPORTING (Continued)

Segment Assets	Mortgage Banking Operations	Commercial Banking	Total
2003	$1,730,971	$865,562,397	$867,293,368
2002	$2,655,496	$712,511,143	$715,166,639
2001	$2,398,888	$562,450,691	$564,849,579

The Corporation does not have a single external customer from which it derives 15 percent or more of its revenues.

NOTE 21 - QUARTERLY DATA (UNAUDITED)

	Year Ended December 31, 2003
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest and dividend income	$11,287,785	$11,028,288	$10,372,993	$9,633,821
Interest expense	(4,331,233)	(4,536,022)	(4,431,047)	(4,509,123)

Net interest income	6,956,552	6,492,266	5,941,946	5,124,698
Provision for loan losses	—	—	—	(150,000)

Net interest income after provision for loan losses	6,956,552	6,492,266	5,941,946	4,974,698
Noninterest income	7,230,405	9,152,231	9,216,915	7,214,281
Noninterest expenses	(9,893,998)	(10,898,665)	(10,515,897)	(9,064,328)

Income before income taxes	4,292,959	4,745,832	4,642,964	3,124,651
Provision for income taxes	(1,311,006)	(1,448,975)	(1,436,724)	(921,426)

	$2,981,953	$3,296,857	$3,206,240	$2,203,225

Earnings per common share:

Basic	$0.49	$0.55	$0.54	$0.43

Diluted	$0.46	$0.51	$0.51	$0.41

(Notes continued on next page)

NOTE 21 - QUARTERLY DATA (UNAUDITED) (Continued)

	Year Ended December 31, 2002
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest and dividend income	$9,637,517	$9,129,969	$8,861,467	$8,168,806
Interest expense	(4,794,317)	(4,832,455)	(4,818,125)	(4,980,330)

Net interest income	4,843,200	4,297,514	4,043,342	3,188,476
Provision for loan losses	(575,000)	(270,000)	(635,000)	(70,000)

Net interest income after provision for loan losses	4,268,200	4,027,514	3,408,342	3,118,476
Noninterest income	7,133,394	6,045,604	5,901,941	5,095,061
Noninterest expenses	(8,873,327)	(7,716,054)	(7,305,729)	(6,416,367)

Income before income taxes	2,528,267	2,357,064	2,004,554	1,797,170
Provision for income taxes	(540,168)	(711,195)	(587,657)	(518,817)

	$1,988,099	$1,645,869	$1,416,897	$1,278,353

Earnings per common share:
Basic	$0.65	$0.53	$0.46	$0.41

Diluted	$0.61	$0.50	$0.43	$0.39

NOTE 22 – SUBSEQUENT EVENT

On February 26, 2004, after the announcement that all necessary regulatory approvals had been received, Resource Bankshares shareholders approved the merger of Resource Bankshares Corporation and Fulton Financial Corporation at a special shareholder meeting. The merger is scheduled to become effective on April 1, 2004.

* * * * *